Form 10-Q
period 2002-03-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2002-05-15
CIK 919482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

| |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                                   ----------

                        COMMISSION FILE NUMBER 001-31266

                                   ----------

                        TRAVELERS PROPERTY CASUALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         CONNECTICUT                                              06-1008174
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  ONE TOWER SQUARE, HARTFORD, CONNECTICUT 06183
               (Address of principal executive offices) (Zip Code)

                                 (860) 277-0111
              (Registrant's telephone number, including area code)

                                   ----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES | | NO |X|

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

                 COMMON STOCK OUTSTANDING AS OF APRIL 30, 2002:

                 CLASS A                            500,000,000
                 CLASS B                            500,000,000

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------
        Condensed Consolidated Statement of Income (Unaudited) -
           Three Months Ended March 31, 2002 and 2001                      3

        Condensed Consolidated Balance Sheet - March 31, 2002
           (Unaudited) and December 31, 2001                               4

        Condensed Consolidated Statement of Changes in
           Shareholders' Equity (Unaudited) -
           Three Months Ended March 31, 2002                               5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Three Months Ended March 31, 2002 and 2001                      6

        Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            17

Item 3. Quantitative and Qualitative Disclosures About Market Risk        33

                           Part II - Other Information

Item 1. Legal Proceedings                                                 34

Item 2. Changes in Securities and Use of Proceeds                         35

Item 4. Submission of Matters to a Vote of Security Holders               36

Item 6. Exhibits and Reports on Form 8-K                                  37

Exhibit Index                                                             38

Signatures                                                                39

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                      (in millions, except per share data)

For the Three Months Ended March 31,                                       2002        2001
                                                                        -------      ------
REVENUES
Premiums                                                                $ 2,585      $2,232
Net investment income                                                       488         529
Fee income                                                                  103          78
Realized investment gains                                                    29         192
Other revenues                                                               28          27
                                                                        -------      ------

   Total revenues                                                         3,233       3,058
                                                                        -------      ------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                      1,986       1,625
Amortization of deferred acquisition costs                                  426         349
Interest expense                                                             36          66
General and administrative expenses                                         330         350
                                                                        -------      ------

   Total claims and expenses                                              2,778       2,390
                                                                        -------      ------

Income before federal income taxes and cumulative
   effect of changes in accounting principles                               455         668
Federal income taxes                                                        110         194
                                                                        -------      ------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES         345         474
Cumulative effect of change in accounting for:
   Goodwill and other intangible assets, net of tax                        (243)         --
   Derivative instruments and hedging activities, net of tax                 --           4
                                                                        -------      ------

NET INCOME                                                              $   102      $  478
                                                                        =======      ======

BASIC AND DILUTED EARNINGS PER SHARE
Income before cumulative effect of changes in accounting principles     $  0.43      $ 0.61
Cumulative effect of changes in accounting principles                     (0.30)       0.01
                                                                        -------      ------

Net income                                                              $  0.13      $ 0.62
                                                                        =======      ======

Weighted average number of common shares outstanding
   and common stock equivalents (basic and diluted)                       794.7       769.0
                                                                        -------      ------

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          (in millions, except shares)

                                                                                            MARCH 31,
                                                                                               2002       DECEMBER 31,
                                                                                           (UNAUDITED)        2001
                                                                                           -----------    ------------
ASSETS
Fixed maturities, available for sale at fair value (including $1,177 and $976 subject
    to securities lending agreements) (amortized cost $25,199 and $25,461)                   $25,337        $25,851
Equity securities, at fair value (cost $1,030 and $1,079)                                      1,024          1,083
Mortgage loans                                                                                   272            274
Real estate held for sale                                                                         38             38
Short-term securities                                                                          3,093          2,798
Trading securities, at fair value                                                                754            628
Other investments                                                                              1,958          1,947
                                                                                             -------        -------

       Total investments                                                                      32,476         32,619
                                                                                             -------        -------

Cash                                                                                             195            237
Investment income accrued                                                                        364            360
Premium balances receivable                                                                    3,746          3,657
Reinsurance recoverables                                                                      11,135         11,047
Deferred acquisition costs                                                                       784            768
Deferred federal income taxes                                                                  1,218          1,182
Contractholder receivables                                                                     2,218          2,198
Goodwill                                                                                       2,412          2,577
Other assets                                                                                   3,398          3,133
                                                                                             -------        -------

       Total assets                                                                          $57,946        $57,778
                                                                                             =======        =======

LIABILITIES
Claims and claim adjustment expense reserves                                                 $30,769        $30,737
Unearned premium reserves                                                                      5,925          5,667
Contractholder payables                                                                        2,218          2,198
Notes payable to affiliates                                                                    1,650          1,697
Long-term debt                                                                                   380            380
Convertible junior subordinated notes payable                                                    867             --
Other liabilities                                                                              5,605          5,513
                                                                                             -------        -------

       Total liabilities                                                                      47,414         46,192
                                                                                             -------        -------

TIGHI-obligated mandatorily redeemable securities of subsidiary trusts
    holding solely junior subordinated debt securities of TIGHI                                  900            900
                                                                                             -------        -------

SHAREHOLDERS' EQUITY
Common Stock:
   Class A, $.01 par value, 1,500 million shares authorized,
     500 million issued and outstanding                                                            5              3
   Class B, $.01 par value, 1,500 million shares authorized,
     500 million issued and outstanding                                                            5              5
Additional paid-in capital                                                                     8,538          4,432
Retained earnings                                                                              1,011          6,004
Accumulated other changes in equity from nonowner sources                                         73            242
                                                                                             -------        -------
       Total shareholders' equity                                                              9,632         10,686
                                                                                             -------        -------

       Total liabilities and shareholders' equity                                            $57,946        $57,778
                                                                                             =======        =======

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (in millions)

For the Three Months Ended March 31, 2002                                    DOLLARS        SHARES
                                                                             -------        ------
COMMON STOCK AND ADDITIONAL PAID IN CAPITAL
PAID-IN CAPITAL
Balance, beginning of period                                                 $ 4,440           769
Net proceeds from initial public offering                                      4,090           231
Other                                                                             18            --
                                                                             -------         -----
Balance, end of period                                                         8,548         1,000
                                                                             -------         -----

RETAINED EARNINGS
Balance, beginning of period                                                   6,004
Net income                                                                       102
Receipts from former subsidiary                                                  158
Dividends                                                                     (5,253)
                                                                             -------
Balance, end of period                                                         1,011
                                                                             -------

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                                     242
Net unrealized loss on investment securities                                    (170)
Foreign currency translation adjustments                                           1
                                                                             -------
Balance, end of period                                                            73
                                                                             -------

    Total shareholders' equity and shares outstanding                        $ 9,632         1,000
                                                                             =======         =====

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

For the Three Months Ended March 31,                              2002            2001
                                                               -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   255         $   278
                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
   Fixed maturities                                                615             380
   Mortgage loans                                                    2               5
  Proceeds from sales of investments
   Fixed maturities                                              3,126           4,986
   Equity securities                                                49              87
  Purchases of investments
   Fixed maturities                                             (3,411)         (5,861)
   Equity securities                                               (88)           (179)
   Real estate held for sale                                        --              (1)
 Short-term securities, (purchases) sales, net                    (295)            341
 Other investments, net                                            357            (183)
 Securities transactions in course of settlement                  (132)            436
                                                               -------         -------
       Net cash provided by investing activities                   223              11
                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of convertible notes, net                               867              --
  Payment on note payables to affiliates                        (5,149)           (401)
  Initial public offering                                        4,090              --
  Receipts from former affiliates                                  158             158
  Dividend to parent                                              (158)            (50)
 Purchase of real estate from an affiliate                         (68)             --
 Transfer of employee benefit obligations to affiliates           (172)             --
 Transfer of lease obligations to an affiliate                     (88)             --
                                                               -------         -------
     Net cash used in financing activities                        (520)           (293)
                                                               -------         -------

  Net decrease in cash                                             (42)             (4)
  Cash at beginning of period                                      237             196
                                                               -------         -------
  Cash at end of period                                        $   195         $   192
                                                               =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income taxes (received) paid                                 $   (21)        $    21
  Interest paid                                                $     6         $    36
                                                               =======         =======

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    General

      The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (formerly known as The Travelers Insurance Group Inc.) (TPC) an indirect majority-owned subsidiary of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.

      TPC was reorganized in connection with its initial public offering (IPO) in March 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC's consolidated financial statements have been adjusted to exclude the accounts of certain wholly-owned TPC subsidiaries, principally The Travelers Insurance Company (TIC) and its subsidiaries (U.S. life insurance operations), certain other wholly-owned non-insurance subsidiaries of TPC and substantially all of TPC's assets and certain liabilities not related to the property casualty business.

      Citigroup has informed the Company that by year-end 2002 Citigroup plans to make a tax-free distribution to Citigroup's stockholders of a portion of Citigroup's ownership interest in TPC, which, together with the shares issued in the IPO, will represent approximately 90.1% of TPC's common equity (more than 90% of the combined voting power of TPC's then outstanding voting securities). Following the distribution, Citigroup would remain a holder of approximately 9.9% of TPC's common equity (less than 10% of the combined voting power of TPC's then outstanding voting securities). The distribution is subject to Citigroup's receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC, as well as various other conditions. It is expected that the ruling will require Citigroup to vote the shares it continues to hold following the distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the distribution. There can be no assurance that these conditions will be satisfied or that Citigroup will consummate the distribution. In any event, Citigroup has no obligation to consummate the distribution by the end of 2002 or at all, whether or not these conditions are satisfied.

      TPC's consolidated financial statements include the accounts of its primary subsidiary, Travelers Insurance Group Holdings Inc. (formerly known as Travelers Property Casualty Corp.) (TIGHI), a property casualty insurance holding company. Also included are the accounts of CitiInsurance International Holdings Inc. and its subsidiaries (CitiInsurance), the principal assets of which are investments in the property casualty and life operations of Fubon Insurance Co., Ltd. and Fubon Assurance Co., Ltd. with respect to results prior to March 1, 2002. On February 28, 2002, the Company sold CitiInsurance to other Citigroup affiliated companies for $403 million, its net book value. The Company has applied $138 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, the Company has purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, the Company transferred $172 million and $88 million, respectively, to Citigroup affiliated companies.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    General, Continued

      In March 2002, TPC issued 231 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC's common equity. After the IPO, Citigroup beneficially owns all of TPC's outstanding class B common stock, each share of which is entitled to seven votes per share, and 269 million shares of TPC's class A common stock, each of which is entitled to one vote per share, representing 94% of the combined voting power of all classes of TPC's voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $893 million aggregate principle amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings. During the first quarter of 2002, TPC declared dividends of $5.1 billion, which were in the form of notes payable. The proceeds of the offerings were used to substantially prepay these notes payable.

      In conjunction with the corporate reorganization and the offerings described above, during March 2002, the Company entered into an agreement with Citigroup which provides that in any year that the Company records additional asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to the Company the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate.

      The Company provides and purchases services to and from affiliates, including facilities management, banking and financial functions, benefit coverages, data processing services, and a short-term investment pool. Charges for these shared services are allocated at cost. If the tax-free distribution by Citigroup occurs, the Company has agreed with Citigroup to negotiate in good faith the terms of a transition services agreement for the provision of these services. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. The Company has agreed with Citigroup that an affiliate will provide investment advisory services to the Company for a period and at fees to be mutually agreed upon.

      Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2.    Changes in Accounting Principles

      Business Combinations, Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

2.    Changes in Accounting Principles, Continued

      The Company stopped amortizing goodwill on January 1, 2002. Net income and earnings per share adjusted to exclude goodwill amortization expense for the three months ended March 31, 2001 are as follows:

      For the Three Months Ended March 31,
      (in millions, except per share data)                         2001
                                                                  -----
      NET INCOME
       Reported net income                                        $ 478
       Goodwill amortization                                         18
                                                                  -----
       Adjusted net income                                        $ 496
                                                                  =====

      BASIC AND DILUTED EARNINGS PER SHARE
       Reported earnings per share                                $0.62
       Goodwill amortization                                       0.03
                                                                  -----
       Adjusted earnings per share                                $0.65
                                                                  =====

      During the quarter ended March 31, 2002, the Company performed the transitional impairment tests using the fair value approach required by FAS 142. Based on these tests, the Company impaired $220 million of goodwill and $23 million of indefinite-lived intangible assets representing the value of insurance operating licenses, all attributable to The Northland Company and subsidiaries (Northland), as a cumulative catch-up adjustment as of January 1, 2002. The fair value of the Northland reporting unit was based on the use of a multiple of earnings model. The fair value of Northland's indefinite-lived intangible assets was based on the present value of estimated net cash flows.

      The Company had customer-related intangible assets with a gross carrying amount of $468 million and $488 million as of March 31, 2002 and 2001, respectively, and with accumulated amortization of $62 million and $28 million as of March 31, 2002 and 2001, respectively, which are included in other assets in the condensed consolidated balance sheet. Amortization expense was $9 million and $10 million for the three months ended March 31, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $27 million for the remainder of 2002, $35 million in 2003, $34 million in 2004, $31 million in 2005 and $30 million in each of 2006 and 2007.

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell. Depreciation (amortization) is to cease. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

2.    Changes in Accounting Principles, Continued

      Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others

      Effective January 1, 2002, the Company adopted SEC Statement of Position 01-06, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-06). This SOP applies to any entity that lends to or finances the activities of others. SOP 01-06 clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. SOP 01-06 provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions. This SOP also provides specific guidance for other types of transactions specific to certain financial institutions. To the extent an entity is not considered such a financial institution, the other guidance provided is not applicable. The adoption of this SOP did not have a significant impact on the Company's results of operations, financial condition or liquidity.

      Accounting for Derivative Instruments and Hedging Activities

      Effective January 1, 2001, the Company adopted the FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
      (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

      As a result of adopting FAS 133, the Company recorded a benefit of $4 million after tax, reflected as a cumulative catch-up adjustment in the condensed consolidated statement of income and a charge of $4 million after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of shareholders' equity. In addition, the Company redesignated certain investments as trading from available for sale in accordance with the transition provisions of FAS 133 resulting in a gross gain of $8 million after tax, reflected in realized investment gains (losses).

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    Accounting Standards Not Yet Adopted

      Asset Retirement Obligations

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company is in the process of assessing the impact of this new standard that will take effect on January 1, 2003.

4.    Segment Information

                                                                                                                    TOTAL
                                                                              COMMERCIAL        PERSONAL       REPORTABLE
      (at and for the three months ended March 31, in millions)                    LINES           LINES         SEGMENTS
                                                                              ----------        --------       ----------
      2002
      Revenues
         Premiums                                                                $ 1,555         $ 1,030          $ 2,585
         Net investment income                                                       383             104              487
         Fee income                                                                  103              --              103
         Realized investment gains (losses)                                           40             (12)              28
         Other                                                                         7              21               28
                                                                                 -------         -------          -------
           Total revenues                                                        $ 2,088         $ 1,143          $ 3,231
                                                                                 =======         =======          =======

      Operating income (1)                                                       $   278         $    71          $   349
      Assets                                                                      48,890           8,480           57,370
                                                                                 -------         -------          -------

      2001
      Revenues
         Premiums                                                                $ 1,289         $   943          $ 2,232
         Net investment income                                                       417             114              531
         Fee income                                                                   78              --               78
         Realized investment gains                                                   177              16              193
         Other                                                                         8              18               26
                                                                                 -------         -------          -------
           Total revenues                                                        $ 1,969         $ 1,091          $ 3,060
                                                                                 =======         =======          =======

      Operating income (1)                                                       $   301         $    96          $   397
      Assets                                                                      45,762           8,300           54,062
                                                                                 -------         -------          -------

      (1) Operating income excludes realized investment gains (losses), the restructuring charge and the cumulative effect of the changes in accounting principles, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.    Segment Information, Continued

      BUSINESS SEGMENT RECONCILIATION

      (for the three months ended March 31, in millions)                2002       2001
                                                                       =====      =====
      INCOME RECONCILIATION, NET OF TAX
      Total operating income for reportable segments                   $ 349      $ 397
      Other operating loss (1)                                           (22)       (48)
      Realized investment gains                                           19        125
      Restructuring charge                                                (1)        --
      Cumulative effect of change in accounting for:
         Goodwill and other intangible assets, net of tax               (243)        --
         Derivative instruments and hedging activities, net of tax        --          4
                                                                       -----      -----
         Total consolidated net income                                 $ 102      $ 478
                                                                       =====      =====

      (1) The primary component of the other operating loss is after-tax interest expense of $23 million and $43 million for the three months ended March 31, 2002 and 2001, respectively.

5.    Changes in Equity from Nonowner Sources

      The Company's total changes in equity from nonowner sources are as follows:

      (for the three months ended March 31, in millions)            2002       2001
                                                                   =====      =====
      Net income                                                   $ 102      $ 478
      Net unrealized gain (loss) on investment securities           (170)        73
      Foreign currency translation adjustments                         1         (2)
      Cumulative effect of change in accounting for derivative
         instruments and hedging activities, net of tax               --         (4)
                                                                   -----      -----
         Total changes in equity from nonowner sources             $ (67)     $ 545
                                                                   =====      =====

6.    Earnings per Share (EPS)

      Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company's Stock Incentive Plan. Shares have been adjusted for all periods to give effect to the recapitalization in March 2002, prior to the initial public offering, whereby the outstanding shares of common stock (1,500 shares) were changed into 269 million shares of class A common stock and 500 million shares of class B common stock. The potentially dilutive shares related to the convertible junior subordinated notes were excluded from computation of diluted EPS because the contingency conditions for their issuance have not been satisfied. For the three months ended March 31, 2002 and 2001, there was no significant effect on EPS from dilutive securities issued.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.    Capital and Debt

      In conjunction with its purchase of TIGHI's outstanding shares in April 2000, TPC entered into a note agreement with Citigroup. On February 7, 2002, this note agreement was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest is compounded monthly. This note was prepaid following the offerings.

      TIGHI has a $500 million line of credit agreement (the line of credit) with Citicorp Banking Corporation, an affiliate. The line of credit expires in December 2006. At March 31, 2002, TIGHI had $500 million of borrowings outstanding under the line of credit at an interest rate of 3.6% and with payment due in November 2003.

      TIGHI has a $250 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for that line of credit, which expires in 2006. The interest rate for borrowings under this committed line is based on the cost of commercial paper issued by Citicorp. At March 31, 2002, there were no outstanding borrowings under this revolving line of credit.

      In February 2002, TPC's board of directors declared a dividend of $1.0 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. The Company expects to repay this note from current year earnings, to the extent available.

      In February 2002, TPC's board of directors also declared a dividend of $3.7 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150 million was due on May 9, 2004. This note would have begun to bear interest after May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

      In March 2002, TPC's board of directors declared a dividend of $395 million to Citigroup in the form of a note which would have begun to bear interest after May 9, 2002 at a rate of 6.00% per annum. This note was prepaid following the offerings.

      In March 2002, TPC sold 231 million shares of its class A common stock in an initial public offering, representing approximately 23% of the Company's common equity, for total proceeds of $4.3 billion.

      In March 2002, TPC issued $893 million aggregate principal amount of 4.5% convertible junior subordinated notes which will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. TPC has the option to defer interest payments on the notes for a period not exceeding 20 consecutive interest periods nor beyond the maturity of the notes. During a deferral period, the amount of interest due to holders of the notes will continue to accumulate, and such deferred interest payments will themselves accrue interest. Deferral of any interest can create certain restrictions for TPC.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.    Capital and Debt, Continued

      Unless previously redeemed or repurchased, the notes are convertible into shares of class A common stock at the option of the holders at any time after March 27, 2003 and prior to April 15, 2032 if at any time (1) the average of the daily closing prices of class A common stock for the 20 consecutive trading days immediately prior to the conversion date is at least 20% above the then applicable conversion price on the conversion date, (2) the notes have been called for redemption, (3) specified corporate transactions have occurred or (4) specified credit rating events with respect to the notes have occurred. The notes will be convertible into shares of class A common stock at a conversion rate of 1.0808 shares of class A common stock for each $25 principal amount of notes (equivalent to an initial conversion price of $23.13 per share of class A common stock), subject to adjustment in certain events. From March 27, 2003, and until the next business day following the date of the distribution (provided that the distribution has not occurred by March 27, 2003), TPC may elect to make a cash settlement in respect of any notes surrendered for conversion.

      On or after April 18, 2007, the notes may be redeemed at TPC's option. TPC is not required to make mandatory redemption or sinking fund payments with respect to the notes.

      The notes are general unsecured obligations and are subordinated in right of payment to all existing and future Senior Indebtedness. The notes are also effectively subordinated to all existing and future indebtedness and other liabilities of any of TPC's current or future subsidiaries.

      During May 2002, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of it's wholly-owned subsidiary TIGHI. TPC is deemed to have no independent assets or operations except for its wholly-owned subsidiary TIGHI. Consolidated financial statements of TIGHI have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of TIGHI debt. The guarantees pertain to the $150 million 6.75% Notes due 2006 and the $200 million 7.75% Notes due 2026 included in long-term debt and the $900 million of TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI (TIGHI Securities). TIGHI has the right, at any time, to defer distributions on the TIGHI Securities (though such distributions would continue to accrue interest during any such extended payment period). TIGHI cannot pay dividends during such deferments.

      TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.0 billion will be available by the end of the year 2002 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a significant portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. TPC's insurance subsidiaries paid dividends of $275 million to TIGHI during the first three months of 2002.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.    Commitments and Contingencies

      In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). The outcome of the restructuring of Lloyd's is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. It is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, in the opinion of the Company's management, it is not likely that the outcome would have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, in the opinion of the Company's management, the net receivable from reinsurance contracts is properly stated.

      It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate such reserves.

      The reserves carried for environmental and asbestos claims at March 31, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies issued by the Company for such claims, whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims and the willingness of parties, including the Company, to related litigation to settle. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. Such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more intensive advertising by lawyers seeking asbestos claimants, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, including insurers, and developments in existing and pending bankruptcy proceedings.

      Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding these reserves by an amount that could be material to the Company's operating results and financial condition in future periods. During March 2002, the Company entered into an agreement with Citigroup which provides that in any year the Company records additional asbestos related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay the Company the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. In the opinion of the Company's management, this agreement will substantially enhance the Company's ability to manage possible adverse developments in the future.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.    Commitments and Contingencies, Continued

      In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than those described above. Although there can be no assurances, as of March 31, 2002 in the opinion of the Company's management, based on information currently available, the ultimate resolution of these other legal proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

9.    Subsequent Event

      In May 2002, the Company agreed with approximately three dozen insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. The proposed settlement is subject to a number of significant contingencies, including, among others, the negotiation of a definitive settlement agreement among all the parties and final court approval, which if achieved, is expected to take up to a year or more. Under the proposed settlement, the insurers would have the option of making a single payment in 2004 or up to 20 annual payments ending in 2023.

      The Company's contribution to the proposed settlement is currently valued at approximately $240 million (after tax and discounting) and would be covered by reserves and additional charges that would be taken if the settlement contingencies are met. The Company expects to recover all or a substantial portion of any additional charges related to this proposed settlement under its existing agreement with Citigroup with respect to asbestos claims and related litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of Travelers Property Casualty Corp. (TPC) and its subsidiaries and related notes included elsewhere in this Form 10-Q. These financial statements retroactively reflect TPC's corporate reorganization for all periods presented.

TPC CORPORATE REORGANIZATION

In connection with the offerings described below, TPC effected a corporate reorganization, under which:

      - TPC transferred substantially all of its assets to affiliates of Citigroup, other than the capital stock of Travelers Insurance Group Holdings, Inc. (TIGHI);

      - Citigroup assumed all of TPC's third-party liabilities, other than liabilities relating to TIGHI and TIGHI's active employees;

      - TPC effected a recapitalization whereby the previously outstanding shares of its common stock (1,500 shares), all of which were owned by Citigroup, were changed into 269 million shares of class A common stock and 500 million shares of class B common stock;

      - TPC amended and restated its certificate of incorporation and bylaws.

As a result of these transactions, TIGHI and its insurance subsidiaries became TPC's principal asset.

INITIAL PUBLIC OFFERING AND CONCURRENT CONVERTIBLE JUNIOR SUBORDINATED NOTES OFFERING

In March 2002, TPC issued 231 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC's common equity. After the IPO, Citigroup beneficially owns all of TPC's outstanding class B common stock, each share of which is entitled to seven votes per share, and 269 million shares of TPC's class A common stock, each of which is entitled to one vote per share, representing 94% of the combined voting power of all classes of TPC's voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $893 million aggregate principle amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings. During the first quarter of 2002, TPC declared dividends of $5.1 billion, which were in the form of notes payable. The proceeds of the offerings were used to substantially prepay these notes payable.

Citigroup has informed the Company that by year-end 2002 Citigroup plans to make a tax-free distribution to Citigroup's stockholders of a portion of Citigroup's ownership interest in TPC, which, together with the shares issued in the IPO, will represent approximately 90.1% of TPC's common equity (more than 90% of the combined voting power of TPC's then outstanding voting securities). Following the distribution, Citigroup would remain a holder of approximately 9.9% of TPC's common equity (less than 10% of the combined voting power of TPC's then outstanding voting securities). The distribution is subject to Citigroup's receipt of a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC, as well as various other conditions. It is expected that the ruling will require Citigroup to vote the shares it continues to hold following the distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the distribution. There can be no assurances that these conditions will be satisfied or that Citigroup will consummate the distribution. In any event, Citigroup has no obligation to consummate the distribution by the end of 2002 or at all, whether or not these conditions are satisfied.

OTHER TRANSACTIONS

The following transactions were completed in conjunction with the corporate reorganization and offerings:

In February 2002, the Company's board of directors declared a dividend of $1.0 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. The Company expects to repay this note from current year earnings, to the extent available.

In February 2002, the Company's board of directors also declared a dividend of $3.7 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150 million was due on May 9, 2004. This note would have begun to bear interest after May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

In March 2002, the Company's board of directors declared a dividend of $395 million to Citigroup in the form of a note which would have begun to bear interest after May 9, 2002 at a rate of 6.00% per annum. This note was prepaid following the offerings.

In conjunction with its purchase of TIGHI's outstanding shares in April 2000, TPC entered into a note agreement with Citigroup. On February 7, 2002, this note agreement was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest is compounded monthly. This note was prepaid following the offerings.

During March 2002, the Company entered into an agreement with Citigroup which provides that in any year that the Company records additional asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup will pay to the Company the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate.

On February 28, 2002, the Company sold CitiInsurance to other Citigroup affiliated companies for $403 million, its net book value. The Company has applied $138 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, the Company has purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, the Company transferred $172 million and $88 million, respectively, to Citigroup affiliated companies.

The Company provides and purchases services to and from affiliates, including facilities management, banking and financial functions, benefit coverages, data processing services, and a short-term investment pool. Charges for these shared services are allocated at cost. If the tax-free distribution by Citigroup occurs, the Company has agreed with Citigroup to negotiate in good faith the terms of a transition services agreement for the provision of these services. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. The Company has agreed with Citigroup that an affiliate will provide investment advisory services to the Company for a period and at fees to be mutually agreed upon.

CONSOLIDATED OVERVIEW

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

On October 1, 2001, the Company paid $329 million to Citigroup for The Northland Company and its subsidiaries (Northland) and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company (Associates), with a net book value of $356 million, was contributed to the Company by Citigroup.

CONSOLIDATED RESULTS OF OPERATIONS                                        THREE MONTHS ENDED
                                                                               MARCH 31,
(in millions, except per share data)                                        2002        2001
                                                                          ------      ------
Revenues                                                                  $3,233      $3,058
                                                                          ------      ------

Income before cumulative effect of changes in accounting principles       $  345      $  474
Cumulative effect of changes in accounting principles                       (243)          4
                                                                          ------      ------
Net income                                                                $  102      $  478
                                                                          ------      ------

Basic and diluted earnings per share

Income before cumulative effect of changes in accounting principles       $ 0.43      $ 0.61
Cumulative effect of changes in accounting principles                      (0.30)       0.01
                                                                          ------      ------
Net income                                                                $ 0.13      $ 0.62
                                                                          ------      ------

Weighted average number of common shares outstanding and common stock
 equivalents (basic and diluted)                                           794.7       769.0
                                                                          ------      ------

Net income was $102 million in the first quarter of 2002 compared to $478 million in the first quarter of 2001. Net income included $19 million of realized investment gains in the first quarter of 2002 compared to $125 million in the first quarter of 2001. Net income for the first quarter of 2002 included a charge of $243 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The charge due to the adoption of FAS 142 has been accounted for as a cumulative effect of a change in accounting principle. Also included in net income in the first quarter of 2002 was a restructuring charge of $1 million. Included in net income in the first quarter of 2001 was a benefit of $4 million related to the initial adoption of FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," (FAS 133). The benefit due to the adoption of FAS 133 has been accounted for as a cumulative effect of a change in accounting principle.

Operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the changes in accounting principles, was $327 million, or $0.41 per share (basic and diluted), in the first quarter of 2002, compared to $349 million, or $0.45 per share (basic and diluted), in the first quarter of 2001. The decrease in operating income was primarily due to increased loss cost trends, primarily due to inflationary pressures, favorable prior-year reserve development in the first quarter of 2001 and lower net investment income, partially offset by the benefit of rate increases, lower interest expense, and the elimination of goodwill amortization. Operating income in the first quarter of 2002 has benefited from rate increases in excess of loss cost trends in both Commercial Lines and Personal Lines.

Revenues of $3.233 billion in the first quarter of 2002 increased $175 million from the first quarter of 2001. The increase was primarily attributable to the inclusion of Northland and Associates in the first quarter of 2002 and rate increases, partially offset by a decrease in realized investment gains. The increase in revenue reflects a $353 million increase in earned premiums, partially offset by a $163 million decrease in realized investment gains and a $41 million decrease in net investment income. Realized investment gains include $62 million of impairments in the first quarter of 2002 compared to $24 million in the first quarter of 2001.

Earned premiums increased $353 million to $2.585 billion in the first quarter of 2002 from $2.232 billion in the first quarter of 2001. The increase in earned premiums in the first quarter of 2002 was primarily due to the inclusion of Northland and Associates in the first quarter of 2002. The increase in earned premiums also reflects rate increases on renewal business in both Commercial Lines and Personal Lines.

Net investment income was $488 million in the first quarter of 2002, a decrease of $41 million from the first quarter of 2001. The expected decline resulted from the impact of realized gains taken in 2001, declining interest rates and a reduction in investable funds due to dividend and debt payments to Citigroup in recent years, partially offset by the addition of Northland and Associates.

Fee income was $103 million in the first quarter of 2002, a $25 million increase from the first quarter of 2001. National Accounts within Commercial Lines is the primary source of fee income due to its service fee business. The increase in fee income was primarily due to the shift of business mix from premium-based products to fee-based products, the favorable rate environment and the repopulation of the involuntary pools.

Claims and expenses were $2.778 billion in the first quarter of 2002 compared to $2.390 billion in the first quarter of 2001. The 2002 increase was primarily due to the inclusion of Northland and Associates in the first quarter of 2002. The increase also reflected the result of increased loss cost trends and favorable prior-year reserve development in the first quarter of 2001, partially offset by lower interest expense, the elimination of goodwill amortization, underwriting discipline and expense management.

The Company's effective federal tax rate was 24% in the first quarter of 2002 compared to 29% in the first quarter of 2001. These rates differed from the statutory tax rate primarily due to non-taxable investment income. The decrease in the effective tax rate from the first quarter of 2001 was primarily due to lower realized investment gains, which are fully taxable, in the first quarter of 2002 compared to the first quarter of 2001.

The statutory and GAAP combined ratios were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2002         2001
                                                              -----        -----
STATUTORY:

  Loss and Loss Adjustment Expense (LAE) ratio                 74.9%       70.7%
  Underwriting expense ratio                                   26.5        28.4
  Combined ratio before policyholder dividends                101.4        99.1
  Combined ratio                                              101.7        99.5
                                                              -----        ----

GAAP:
  Loss and LAE ratio                                           74.6%       70.6%
  Underwriting expense ratio                                   25.9        27.5
  Combined ratio before policyholder dividends                100.5        98.1
  Combined ratio                                              100.8        99.5
                                                              -----        ----

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the first quarter of 2002 statutory and GAAP combined ratios before policyholder dividends compared to the first quarter of 2001 statutory and GAAP combined ratios before policyholder dividends was primarily due to increased loss cost trends and favorable prior-year reserve development in the first quarter of 2001, partially offset by the benefit of rate increases, underwriting discipline and expense management.

SEGMENT RESULTS

COMMERCIAL LINES

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
(in millions)                                                              2002        2001
                                                                        -------      ------
Revenues                                                                $ 2,088      $1,969

Income before cumulative effect of changes in accounting principles     $   305      $  417
Cumulative effect of changes in accounting principles                      (243)          3
                                                                        -------      ------
Net income                                                              $    62      $  420
                                                                        -------      ------

Net income was $62 million in the first quarter of 2002 compared to $420 million in the first quarter of 2001. Commercial Lines net income included $27 million of realized investment gains in the first quarter of 2002 compared to $116 million in the first quarter of 2001. Net income for the 2002 first quarter included a charge of $243 million related to the initial adoption of FAS 142, which has been accounted for as a cumulative effect of a change in accounting principle. Included in net income in the first quarter of 2001 was a benefit of $3 million related to the initial adoption of FAS 133, which has also been accounted for as a cumulative effect of a change in accounting principle.

Commercial Lines operating income, which excludes realized investment gains and losses and the cumulative effect of the changes in accounting principles described above, was $278 million in the first quarter of 2002 compared to $301 million in the first quarter of 2001. The decrease in operating income for the first quarter of 2002 compared to 2001 reflected favorable prior-year reserve development in the first quarter of 2001 and lower net investment income, largely offset by the benefit of rate increases in excess of loss cost trends, no catastrophe losses in the first quarter of 2002 compared to $8 million in the first quarter of 2001 and the elimination of goodwill amortization.

Revenues of $2.088 billion in the first quarter of 2002 increased $119 million from $1.969 billion in the first quarter of 2001. This increase is primarily attributable to the inclusion of Northland and Associates in the first quarter 2002 and rate increases. This increase reflected higher earned premiums and fee income in the first quarter of 2002, partially offset by lower realized investment gains and net investment income.

Earned premiums increased $266 million to $1.555 billion in the first quarter of 2002 from $1.289 billion in the first quarter of 2001. The increase in earned premiums in the first quarter of 2002 was primarily due to the inclusion of Northland and Associates in the first quarter of 2002 and rate increases.

Net investment income was $383 million in the first quarter of 2002, a decrease of $34 million from the first quarter of 2001. The expected decline resulted from the impact of realized gains taken in 2001, declining interest rates and a reduction in investable funds due to dividend and debt payments to Citigroup in recent years, partially offset by the addition of Northland and Associates.

Fee income was $103 million in the first quarter of 2002, a $25 million increase from the first quarter of 2001. National Accounts is the primary source of fee income due to its service fee business. The increase in fee income was primarily due to the shift of business mix from premium-based products to fee-based products, the favorable rate environment and the repopulation of the involuntary pools.

Net written premiums by market were as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
(in millions)                                                 2002         2001
                                                             ------      ------
National Accounts                                            $   97      $  126
Commercial Accounts                                             859         547
Select Accounts                                                 455         430
Bond                                                            132         167
Gulf                                                            145         175
                                                             ------      ------
Total net written premiums                                   $1,688      $1,445
                                                             ------      ------

National Accounts works with national and regional brokers providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the residual market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $97 million in the first quarter of 2002 compared to $126 million in the first quarter of 2001. This decrease was primarily due to a shift in current year business from retrospective to deductible and prior year retrospective premium true-up adjustments, partially offset by the repopulation of the involuntary pools.

National Accounts new business was significantly higher in the first quarter of 2002 compared to the first quarter of 2001. National Accounts has been favorably impacted in its target loss-sensitive market by businesses seeking quality insurers while still maintaining a strict underwriting discipline. The business retention ratio for the first quarter of 2002 was moderately lower than the first quarter of 2001, reflecting a focus on account profitability and an increase in lost business due to the renewal price increases in the first quarter of 2002.

Commercial Accounts serves primarily mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums of $859 million in the first quarter of 2002 were $312 million above the first quarter of 2001. This increase is largely attributed to the inclusion in the first quarter of 2002 of the results of Northland and Associates. This increase also reflects continued favorable pricing on renewal business and favorable new business in national property.

Commercial Accounts new premium business in the first quarter of 2002 was significantly higher than the first quarter of 2001 reflecting the favorable impact of businesses seeking quality insurers. The business retention ratio in the first quarter of 2002 was moderately higher than in the first quarter of 2001, reflecting more widespread aggressive pricing in the overall marketplace.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $455 million in the first quarter of 2002 compared to $430 million in the first quarter of 2001. The increase in Select Accounts net written premiums primarily reflected price increases on renewal business. New premium business in Select Accounts in the first quarter of 2002 was moderately lower than in the first quarter of 2001 reflecting the Company's continued disciplined approach to underwriting and risk management. The business retention ratio for the first quarter of 2002 was marginally lower than the first quarter of 2001, reflecting an increase in lost business due to renewal price increases in the first quarter of 2002.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums of $132 million in the first quarter of 2002 were $35 million lower than the first quarter of 2001. The first quarter of 2002 amount is lower by $18 million due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. In addition, the first quarter of 2001 amount is higher by $34 million due to the termination of the Master Bond Liability treaty effective January 1, 2001. Excluding these two reinsurance adjustments, Bond net written premiums increased $17 million during the first quarter of 2002 compared to the first quarter of 2001 reflecting growth across all markets, partially offset by higher reinsurance costs.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Gulf net written premiums were $145 million in 2002, compared to $175 million in 2001. This decrease primarily reflects a scale-back of assumed reinsurance business and the restructuring of its transportation and property business. The Company is currently engaged in discussions with a potential minority investor in Gulf pursuant to which such investor would acquire debt and up to 20% equity interest in Gulf. The transaction, if agreed to, would be subject to customary conditions.

Commercial Lines claims and expenses of $1.685 billion in the first quarter of 2002 increased $303 million from $1.382 billion in the first quarter of 2001. The 2002 increase was primarily due to the inclusion in the first quarter of 2002 of the results of Northland and Associates. The increase also reflected favorable prior-year reserve development in the first quarter of 2001 and increased loss cost trends, partially offset by the elimination of goodwill amortization, underwriting discipline and expense management.

There were no catastrophe losses in the first quarter of 2002. Catastrophe losses, net of taxes and reinsurance, were $8 million in the first quarter of 2001 due to the Seattle earthquake.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2002        2001
                                                               ----        ----
STATUTORY:
  Loss and LAE ratio                                           74.0%       70.0%
  Underwriting expense ratio                                   27.3        29.8
  Combined ratio before policyholder dividends                101.3        99.8
  Combined ratio                                              101.8       100.5
                                                              -----       -----

GAAP:
  Loss and LAE ratio                                           73.4%       69.8%
  Underwriting expense ratio                                   25.7        27.4
  Combined ratio before policyholder dividends                 99.1        97.2
  Combined ratio                                               99.6        97.9
                                                              -----       -----

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the first quarter of 2002 statutory and GAAP combined ratios before policyholder dividends compared to the first quarter of 2001 was primarily due to increased loss cost trends and favorable prior-year reserve development in the first quarter of 2001, partially offset by the benefit of rate increases, underwriting discipline and expense management.

PERSONAL LINES

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
(in millions)                                                             2002        2001
                                                                        -------      ------
Revenues                                                                $ 1,143      $1,091
                                                                        -------      ------

Income before cumulative effect of change in accounting principle       $    63      $  106
Cumulative effect of change in accounting principle                          --           1
                                                                        -------      ------
Net income                                                              $    63      $  107
                                                                        -------      ------

Net income in the first quarter of 2002 was $63 million compared to $107 million in the first quarter of 2001. Personal Lines net income included $7 million of realized investment losses in the first quarter of 2002 and $10 million of realized investment gains in the first quarter of 2001. Also included in net income in the first quarter of 2002 was a restructuring charge of $1 million. Included in Personal Lines net income in the first quarter of 2001 was a benefit of $1 million related to the initial adoption of FAS 133, which has been accounted for as a cumulative effect of a change in accounting principle.

Personal Lines operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the change in accounting principle in the first quarter of 2001, was $71 million in the first quarter of 2002 compared to $96 million in the first quarter of 2001. The decrease in operating income reflects the effects of increased loss cost trends, favorable prior-year reserve development in the first quarter of 2001, higher catastrophe losses and lower net investment income, partially offset by the benefit of rate increases and the elimination of goodwill amortization. Rate increases and the benefits of underwriting actions initiated in 2001 are now exceeding the rise in loss cost trends.

Revenues in the first quarter of 2002 of $1.143 billion increased $52 million from the first quarter of 2001. The increase in revenues reflected growth in earned premiums due to rate increases and the inclusion of Northland in the first quarter of 2002, partially offset by realized investment losses in the first quarter of 2002 compared to realized investment gains in the first quarter of 2001 and a decrease in net investment income.

Earned premiums increased $87 million to $1.030 billion in the first quarter of 2002 from $943 million in the first quarter of 2001. The increase in earned premiums in the first quarter of 2002 was primarily due to rate increases and the inclusion of Northland in the first quarter of 2002.

Net investment income was $104 million in the first quarter of 2002, a decrease of $10 million from the first quarter of 2001. The expected decline resulted from the impact of realized gains taken in 2001, declining interest rates and a reduction in investable funds due to dividend and debt payments to Citigroup in recent years.

Other income was $21 million in the first quarter of 2002, a $3 million increase from the first quarter of 2001. Premium installment charges are the primary source of Personal Lines other income. The increase in other income was primarily due to the inclusion of Northland in the first quarter of 2002.

Net written premiums by product line:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
(in millions)                                    2002        2001
                                               -------      ------
Personal automobile                            $   687      $  622
Homeowners and other                               350         321
                                               -------      ------
Total net written premiums                     $ 1,037      $  943
                                               -------      ------

Personal Lines net written premiums in the first quarter of 2002 were $1.037 billion compared to $943 million in the first quarter of 2001. The increase in the first quarter of 2002 reflects growth in target markets served by independent agents, growth in affinity group marketing and joint marketing arrangements and the inclusion of Northland in the first quarter of 2002, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines were the primary contributors to the growth in net written premiums. The business retention ratio in the first quarter of 2002 approximated the first quarter of 2001.

Personal Lines claims and expenses were $1.058 billion in the first quarter of 2002 compared to $936 million in the first quarter of 2001. The increase reflected increased loss cost trends, favorable prior-year reserve development in the first quarter of 2001, the inclusion of Northland in the first quarter of 2002, and higher catastrophe losses, partially offset by the benefit of the elimination of goodwill amortization.

Catastrophe losses, net of tax and reinsurance, were $10 million in the first quarter of 2002 and were primarily due to winter storms in the Midwest and New York. There were no catastrophe losses in the first quarter of 2001.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               2002        2001
                                                               ----        ----
STATUTORY:
  Loss and LAE ratio                                           76.3%       71.7%
  Underwriting expense ratio                                   25.2        26.3
  Combined ratio                                              101.5        98.0
                                                              -----        ----

GAAP:
  Loss and LAE ratio                                           76.3%       71.7%
  Underwriting expense ratio                                   26.2        27.5
  Combined ratio                                              102.5        99.2
                                                              -----        ----

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The increase in the first quarter of 2002 statutory and GAAP combined ratios compared to the first quarter of 2001 statutory and GAAP combined ratios was primarily due to increased loss cost trends, favorable prior-year reserve development in the first quarter of 2001 and higher catastrophe losses, partially offset by rate increases.

INTEREST EXPENSE AND OTHER

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
(in millions)                                                  2002        2001
                                                             ------      ------
Revenues                                                     $    2      $   (2)
Net loss                                                     $  (23)     $  (49)
                                                             ------      ------

The primary component of net loss for the first quarter of 2002 and 2001 was after-tax interest expense of $23 million and $43 million, respectively. The decrease in interest expense in the first quarter of 2002 is due to lower average interest bearing debt levels and lower interest rates. The decrease in interest bearing debt levels was primarily due to repayments of debt obligations to Citigroup.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company's environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. At March 31, 2002, approximately 78% of the net environmental reserve (approximately $284 million), is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 22% of the net environmental reserve (approximately $80 million) consists of case reserves for resolved claims.

The following table displays activity for environmental losses and loss expenses and reserves:

ENVIRONMENTAL LOSSES                                         AS OF AND FOR THE
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(in millions)                                              2002            2001
                                                          -----           -----
Beginning reserves:
  Direct                                                  $ 479           $ 669
  Ceded                                                     (83)           (111)
                                                          -----           -----
  Net                                                       396             558

Incurred losses and loss expenses:
  Direct                                                     14              12
  Ceded                                                      --              (1)

Losses paid:
  Direct                                                     59              57
  Ceded                                                     (13)             (2)
                                                          -----           -----

Ending reserves:
  Direct                                                    434             624
  Ceded                                                     (70)           (110)
                                                          -----           -----
         Net                                              $ 364           $ 514
                                                          -----           -----

ASBESTOS CLAIMS

At March 31, 2002, approximately 79% (approximately $629 million) of the net asbestos reserves represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 21% of the net asbestos reserve (approximately $165 million) is for pending asbestos claims. As in the past, asbestos claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured, and the Company does not keep track of the monetary amount being sought in those few claims that indicated a monetary amount. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

In general, the Company posts case reserves for pending asbestos claims within approximately thirty (30) business days of receipt of these claims. The following table displays activity for asbestos losses and loss expenses and reserves:

ASBESTOS LOSSES                                              AS OF AND FOR THE
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(in millions)                                              2002            2001
                                                          -----           -----
Beginning reserves:
  Direct                                                  $1,046          $1,005
  Ceded                                                    (226)           (199)
                                                          -----           -----
  Net                                                       820             806

Incurred losses and loss expenses:
  Direct                                                     50              62
  Ceded                                                      --             (24)

Losses paid:
  Direct                                                     92              81
  Ceded                                                     (16)            (14)
                                                          -----           -----

Ending reserves:
  Direct                                                  1,004             986
  Ceded                                                    (210)           (209)
                                                          -----           -----
    Net                                                   $ 794           $ 777
                                                          -----           -----

In May 2002, the Company agreed with approximately three dozen insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. The proposed settlement is subject to a number of significant contingencies, including, among others, the negotiation of a definitive settlement agreement among all the parties and final court approval, which if achieved, is expected to take up to a year or more. Under the proposed settlement, the insurers would have the option of making a single payment in 2004 or up to 20 annual payments ending in 2023.

The Company's contribution to the proposed settlement is currently valued at approximately $240 million (after tax and discounting) and would be covered by reserves and additional charges that would be taken if the settlement contingencies are met. The Company expects to recover all or a substantial portion of any additional charges related to this proposed settlement under its existing agreement with Citigroup with respect to asbestos claims and related litigation. See "--Uncertainty Regarding Adequacy of Environmental and
Asbestos Reserves."

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

It is difficult to estimate the reserves for environmental and asbestos-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties. Conventional actuarial techniques are not used to estimate these reserves.

The reserves carried for environmental and asbestos claims at March 31, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue. These include, without limitation, the risks inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, unanticipated developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims and the willingness of parties, including the Company, to related litigation to settle. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. In addition, particularly during the last few months of 2001 and continuing into 2002, the asbestos-related trends have both accelerated and become more visible. These trends include, but are not limited to, the filing of additional claims, more intensive advertising by lawyers seeking asbestos claimants, more aggressive litigation based on novel theories of liability and litigation against new and previously peripheral defendants, including insurers, and developments in existing and pending bankruptcy proceedings.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding the related reserves by an amount that could be material to the Company's operating results and financial condition in future periods. Because the level of uncertainty continues to increase and in order to strengthen the ability and flexibility of TPC to advance TPC's strategic goals following its initial public offering, the Company entered into an agreement with Citigroup under which Citigroup will provide TPC with significant financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150 million, net of any reinsurance up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate.

CUMULATIVE INJURY OTHER THAN ASBESTOS (CIOTA) CLAIMS

CIOTA claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. These potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents, latex gloves, silica, mold and other potentially harmful substances.

At March 31, 2002, approximately 80% (approximately $558 million) of the net CIOTA reserve, represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 20% of the net aggregate reserve (approximately $140 million), is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves:

CIOTA LOSSES                                                 AS OF AND FOR THE
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(in millions)                                              2002            2001
                                                          -----           -----
Beginning reserves:
  Direct                                                  $ 893           $1,079
  Ceded                                                    (183)           (280)
                                                          -----           -----
  Net                                                       710             799

Incurred losses and loss expenses:
  Direct                                                     --             (20)
  Ceded                                                      --               9

Losses paid:
  Direct                                                     12              13
  Ceded                                                      --             (10)
                                                          -----           -----

Ending reserves:
  Direct                                                    881           1,046
  Ceded                                                    (183)           (261)
                                                          -----           -----
    Net                                                   $ 698           $ 785
                                                          -----           -----

LIQUIDITY AND CAPITAL RESOURCES

TPC's principal asset is the capital stock of Travelers Insurance Group Holding's Inc. (TIGHI) and its insurance subsidiaries.

The liquidity requirements of the Company's business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. Additional sources of cash flow include the sale of invested assets and financing activities. In the opinion of the Company's management, future liquidity needs will be met from all of the above sources.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at March 31, 2002 totaled $32.5 billion, of which 88% was invested in fixed maturity and short-term investments, 3% in common stocks and other equity securities, 1% in mortgage loans and real estate and 8% in other investments.

TPC's cash flow needs include shareholder dividends and debt service. TPC is a holding company and has no direct operations. Accordingly, TPC meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TIGHI has available to it a $250 million revolving line of credit from Citigroup. TPC pays a commitment fee to Citigroup for that line of credit, which expires in 2006. The interest rate for borrowings under this committed line is based on the cost of commercial paper issued by Citicorp. At March 31, 2002, there were no outstanding borrowings under this revolving line of credit.

Contractual obligations at March 31, 2002 included the following:

                                                                      LESS
PAYMENTS DUE BY PERIOD                                               THAN 1        1-3        4-5       AFTER 5
(in millions)                                            TOTAL        YEAR        YEARS      YEARS       YEARS
                                                        ------       ------       ----       ----       ------
Notes payable to affiliates (1)                         $1,650       $1,000       $650       $ --       $   --
Long-term debt                                             380           --         --        150          230
Convertible junior subordinated notes payable              893           --         --         --          893
TIGHI-obligated mandatorily redeemable securities
  of subsidiary trusts holding solely junior
  subordinated debt securities of TIGHI                    900           --         --         --          900
Operating leases                                           468          102        135         78          153
                                                        ------       ------       ----       ----       ------
                                                        $4,291       $1,102       $785       $228       $2,176
                                                        ------       ------       ----       ----       ------

(1) Included in Notes payable to affiliates in 1-3 years above was $150 million which was prepaid on May 8, 2002.

TIGHI has a $500 million line of credit agreement (the line of credit) with Citicorp Banking Corporation, an affiliate. The line of credit expires in December 2006. At March 31, 2002, TIGHI had $500 million of borrowings outstanding under the line of credit at an interest rate of 3.6% and with payment due in November 2003.

TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.0 billion will be available by the end of the year 2002 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a significant portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. TPC's insurance subsidiaries paid dividends of $275 million to TIGHI during the first three months of 2002.

Under TPC's certificate of incorporation, TPC may not pay any dividends on its common stock, other than regular quarterly dividends, and has limited ability to incur indebtedness, issue equity securities and make some capital expenditures, among other things, without the prior consent of the holders of not less than a majority of the Class B Common Stock then outstanding, so long as Citigroup beneficially owns shares entitled to twenty percent (20%) or more of the votes entitled to be cast by the then outstanding Common Stock.

TPC has the option to defer interest payments on its convertible junior subordinated notes. If TPC elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

In addition, the ability of TIGHI to pay the Company dividends is subject to the terms of the TIGHI trust mandatorily redeemable securities which prohibit TIGHI from paying dividends in the event it has failed to pay or has deferred dividends or is in default under the trust mandatorily redeemable securities.

The Company provided surety bonds to affiliates of JPMorgan Chase in connection with performance obligations of two subsidiaries of Enron. The Company is in litigation in New York over whether it is obligated to perform under these bonds. In December 2001, Enron filed for Chapter 11 bankruptcy protection and JPMorgan Chase made claims against these bonds. The demand against the Company, based on its aggregate participation in the bonds, is approximately $266 million before any reinsurance, recoveries and taxes. In December 2001, all defendants filed answers and counterclaims to the complaint and on December 31, 2001, the plaintiff filed a motion for summary judgment which was denied on March 5, 2002. The Company is vigorously defending the lawsuit and it is the opinion of the Company's management that it has meritorious defenses.

The Company maintains property and casualty loss reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional income statement charges.

During 2001, the Company recorded a charge of $490 million representing the estimated loss for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables and taxes, related to the terrorist attack on September 11th. The associated reserves and related reinsurance recoverables represent the estimated ultimate net costs of all incurred claims and claim adjustment expenses related to the attack. Since the reserves and related reinsurance recoverables are based on estimates, the ultimate net liability may be more or less than such amounts.

Some of the Company's loss reserves are for environmental and asbestos claims and related litigation. Although the reserves carried for environmental and asbestos claims at March 31, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law, given the uncertainty surrounding the final resolution of these claims, it is possible that actual liabilities could exceed reserves by an amount that could be material to the Company's operating results and financial condition in future periods. Because the level of uncertainty continues to increase and in order to strengthen the Company's ability and flexibility to advance its strategic goals following its initial public offering, the Company has entered into an agreement with Citigroup under which Citigroup will provide the Company with significant financial support for asbestos claims and related litigation, up to $800 million, reduced by the tax effect of the highest applicable federal income tax rate. In the opinion of the Company's management, this agreement will substantially enhance the Company's ability to manage possible adverse developments in the future. See the discussion of environmental and asbestos claims above.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein, and certain statements that the Company may make a press releases and that Company officials may make orally, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These statements are not guarantees of future performance and involve assumptions and known and unknown risks and uncertainties. Actual outcomes and results may differ materially from those expressed or implied.

Factors that could cause actual outcomes and results to differ include, but are not limited to: weakening global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man made, with a severity or frequency exceeding the Company's expectations; exposure to, and adverse developments involving, asbestos and environmental claims and related litigation, including the willingness of parties, including the Company, to related litigation to settle; adverse changes in loss cost trends, including as a result of inflationary pressures in medical costs and auto and home repair costs; adverse developments in the cost, availability and/or ability to collect reinsurance; changes in insurance and tax laws and regulations; adverse outcomes in legal proceedings; judicial expansion of policy coverage; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company's claims-paying and financial strength ratings; the loss or significant restriction on the Company's ability to use credit scoring in the pricing and underwriting of Personal Lines policies; amendments to, and changes to the risk-based capital requirements; the competitive environment; the impact of the terrorist attack on September 11th; adverse developments in global financial markets, which could affect the Company's investment portfolios and financing plans; and the potential impact of the global war on terrorism and Federal proposals to make available insurance coverage for acts of terrorism. The Company expressly disclaims any obligation to update forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. Changes in the Company's long-term debt and notes payable to affiliates have occurred since December 31, 2001. The primary market risk for these market sensitive instruments is interest rate risk at the time of refinancing. For information regarding the Company's notes payable to affiliates and long-term debt, see note 7 to the condensed consolidated financial statements.

The Company analyses quantitative information about market risk based on a sensitivity analysis model. As of March 31, 2002, the changes in the Company's primary market risk exposures that have occurred since December 31, 2001 did not result in a material change in the loss in fair value of market sensitive instruments based on the Company's sensitivity analysis model.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries are a party or to which any of the Company's property is subject.

Beginning in January 1997, various plaintiffs commenced a series of purported class actions and one multi-party action in various courts against some of the Company's subsidiaries, dozens of other insurers and the National Council on Compensation Insurance, or the NCCI. The allegations in the actions are substantially similar. The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers' compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. Plaintiffs seek unspecified monetary damages. After several voluntary dismissals, refilings and consolidations, actions are, or until recently were, pending in the following jurisdictions: Georgia (Melvin Simon & Associates, Inc., et al. v. Standard Fire Insurance Company, et al.); Tennessee (Bristol Hotel Asset Company, et al. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al. and Bristol Hotel Management Corporation, et al. v. Aetna Casualty & Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.); Illinois (CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. American Insurance Company, et al.); Missouri (American Freightways Corporation, et al. v. American Insurance Co., et al.); California (Bristol Hotels & Resorts, et al. v. NCCI, et al.); Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (Alumax, Inc., et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc., et al. v. National Surety Corp. et al.); New York (Burnham Service Corp. v. American Motorists Insurance Company, et al.); and Arizona (Albany International Corp. v. American Home Assurance Company, et al.). The Company has vigorously defended all of these cases and intends to continue doing so.

The trial courts have ordered dismissal of the California, Pennsylvania and New York cases, and partial dismissals of six others: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan have denied defendants' motions to dismiss. The California appellate court has reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court has affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The plaintiffs have now done so, ending the New York action in its entirety. The Michigan, Pennsylvania and New Jersey courts have denied class certification, while the Texas court has granted class certification. The New Jersey appellate court denied plaintiffs' request to appeal. Defendants' appeal of the Texas class certification decision is pending.

The Company provided surety bonds to affiliates of JPMorgan Chase in connection with performance obligations of two subsidiaries of Enron. The Company is in litigation (JPMorgan Chase Bank v. Liberty Mutual Insurance Company, et al.) in New York over whether the Company is obligated to perform under these bonds. In December 2001, Enron filed for Chapter 11 bankruptcy protection and JPMorgan Chase made claims against these bonds. The demand against the Company, based on the Company's aggregate participation in the bonds, is approximately $266 million before any reinsurance, recoveries and taxes. In December 2001, all defendants filed answers and counterclaims to the complaint, and on December 31, 2001, the plaintiff filed a motion for summary judgment, which was denied on March 5, 2002. The Company is vigorously defending the lawsuit and, in the opinion of the Company's management, the Company has meritorious defenses.

The Company is increasingly becoming subject to more aggressive asbestos-related litigation, and the Company expects this trend to continue. In October 2001, a purported class action suit (Wise v. Travelers) was filed against the Company and other insurers in state court in West Virginia alleging that the Company's conduct violated the West Virginia Unfair Trade Practice Act. The case seeks to reopen large numbers of settled asbestos claims and to impose liability on insurers directly. The complaint seeks damages, including punitive damages. In November 2001, the Company received notice under an administrative process of another purported class action proceeding making similar allegations under Massachusetts insurance law. The plaintiffs seek damages, including punitive damages. In addition, in April 2002, another purported class action suit (Meninger v. Travelers) was filed against the Company and one other insurer in state court in West Virginia, presenting allegations and seeking relief similar to Wise v. Travelers.

In November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached duties to asbestos product end users. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. These cases are scheduled for trial as early as September 2002. Lawsuits based on similar allegations have been filed in courts in Louisiana, Massachusetts and Texas, although the Massachusetts lawsuit has since been dismissed.

In the ordinary course of business, the Company's subsidiaries receive claims asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances and are subject to related coverage litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. Currently, it is not possible to predict legal and legislative changes and their impact on the future development of asbestos and environmental claims and litigation. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding the related reserves by an amount that could be material to the Company's operating results and financial condition in future periods. The Company is defending its environmental and asbestos-related litigation vigorously and believes that it has meritorious defenses. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage environmental and asbestos loss exposure, including settling litigation under appropriate circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Claims, - Asbestos Claims and - Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves."

The Company is involved in numerous other lawsuits, other than asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. In the opinion of the Company's management, the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

During March 2002, TPC effected a recapitalization whereby the previously outstanding shares of its common stock (1,500 shares), all of which were owned by Citigroup, were changed into 269 million shares of class A common stock and 500 million shares of class B common stock.

In addition, during March 2002, TPC completed the offerings. The shares of class A common stock and the convertible junior subordinated notes sold in the offerings were registered under the Securities Act of 1933, as amended, pursuant to a Registration Statement on Form S-1 (File No. 333-82388) that was declared effective by the Securities and Exchange Commission on March 21, 2002.

The U.S. managing underwriters of the offering of the class A common stock in the United States were Salomon Smith Barney Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated. The international managing underwriters of the offering of the class A common stock outside the United States were Salomon Brothers International Limited, Credit Suisse First Boston (Europe) Limited, Deutsche Bank AG London, Goldman Sachs International, Lehman Brothers International (Europe), Merrill Lynch International, Morgan Stanley & Co. International Ltd and UBS AG, acting through its business group UBS Warburg. The managing underwriters of the offering of the convertible junior subordinated notes were Salomon Smith Barney Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Samuel A. Ramirez & Company, Inc. and Utendahl Capital Partners, L.P. Salomon Smith Barney Inc. and Salomon Brothers International Limited are affiliates of TPC.

TPC registered and sold 231 million shares of its class A common stock for an aggregate offering price of $4.3 billion (based on the public offering price of $18.50 per share). Aggregate underwriting discounts in connection with the offering of the class A common stock were $171 million.

TPC registered and sold $893 million aggregate principal amount of its 4.5% convertible junior subordinated notes due 2032 for an aggregate offering price of $893 million. Aggregate underwriting discounts in connection with the offering of the convertible junior subordinated notes were $22 million.

In addition to underwriting discounts, TPC incurred expenses of approximately $10 million in connection with the offerings.

After deducting the underwriting discounts and expenses in connection with the offerings, TPC received net proceeds from the offerings of approximately $5.0 billion. TPC used all of these proceeds to prepay intercompany indebtedness to its majority shareholder, Citigroup Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following unanimous sole shareholder actions took place in the first quarter of 2002 on the dates indicated:

      -     Election of Directors (January 18, 2002).

      - Amend Certificate of Incorporation in connection with the offerings including changing the name of the Company (February 1, 2002), an election not to be governed by the provisions of Section 33-840 to 33-842 of the Connecticut Business Corporation Act (March 15, 2002), the recapitalization of the Company and the amendment and restatement of the Certificate of Incorporation resulting in the form in Exhibits 3.1.1 and 3.1.2 hereto (March 18, 2002).

      -     Approval of the Company's 2002 Stock Incentive Plan (March 18,
            2002).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS:

      See Exhibit Index.

(b)   REPORTS ON FORM 8-K:

No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 2002; however, on April 15, 2002, the Company filed a Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 thereof certain additional financial information of the Company as of March 31, 2002.

On May 9, 2002, the Company filed a Current Report on Form 8-K, dated May 9, 2002, reporting under Item 5 thereof the appointment of new board members.

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
------      ----------------------
1.1+        U.S. Underwriting Agreement, dated as of March 21, 2002, relating to
            Travelers Property Casualty Corp.'s (the Company) Class A Common
            Stock.

1.2+ International Underwriting Agreement, dated as of March 21, 2002, relating to the Company's Class A Common Stock.

1.3+ Underwriting Agreement, dated as of March 21, 2002, relating to the Company's 4.5% Convertible Junior Subordinated Notes due 2032.

3.1.1+      Restated Certificate of Incorporation of the Company, effective
            March 19, 2002.

3.1.2+ Amendment to Restated Certificate of Incorporation of the Company, effective March 20, 2002.

3.2+        Amended and Restated Bylaws of the Company, effective March 19,
            2002.

4.1+ Rights Agreement, dated as of March 21, 2002, between the Company and EquiServe Trust Company, N.A.

4.2+        Indenture, dated as of March 27, 2002, between the Company and The
            Bank of New York, as trustee.

4.3+ First Supplemental Indenture, dated as of March 27, 2002, between the Company and The Bank of New York, as trustee.

10.1+ Intercompany Agreement, dated as of March 26, 2002, by and among the Company, The Travelers Insurance Company and Citigroup Inc.

10.2+       Amended and Restated Tax Allocation Agreement, dated as of March 27,
            2002, between the Company and Citigroup Inc.

10.3+ Indemnification Agreement, dated as of March 25, 2002, by and between Citigroup Inc. and the Company.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

----------
+     Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRAVELERS PROPERTY CASUALTY CORP.


Date: May 15, 2002                      By /s/ Jay S. Benet
                                           -------------------------------------
                                               Jay S. Benet
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date: May 15, 2002                      By /s/ Douglas K. Russell
                                           -------------------------------------
                                               Douglas K. Russell
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)