Form 10-Q
period 2002-06-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2002-10-25
CIK 919482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                 COMMON STOCK OUTSTANDING AS OF JULY 31, 2002:

                 CLASS A                           500,000,000
                 CLASS B                           500,000,000

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------
        Condensed Consolidated Statement of Income (Unaudited) -
           Three Months Ended June 30, 2002 and 2001                        3

        Condensed Consolidated Balance Sheet - June 30, 2002
           (Unaudited) and December 31, 2001                                4

        Condensed Consolidated Statement of Changes in Shareholders'
           Equity (Unaudited) - Six Months Ended June 30, 2002              5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Six Months Ended June 30, 2002 and 2001                          6

        Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                      7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             19

Item 3. Quantitative and Qualitative Disclosures About Market Risk         40

                        Part II - Other Information

Item 1. Legal Proceedings                                                  41

Item 2. Changes in Securities and Use of Proceeds                          42

Item 6. Exhibits and Reports on Form 8-K                                   43

Exhibit Index                                                              44

Signatures                                                                 46

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                      (in millions, except per share data)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                  2002         2001         2002         2001
                                                                -------      -------      -------      -------
REVENUES
Premiums                                                        $ 2,756      $ 2,291      $ 5,341      $ 4,523
Net investment income                                               465          518          953        1,047
Fee income                                                          109           84          212          162
Realized investment gains (losses)                                  (36)          50           (7)         242
Other revenues                                                       26           40           54           67
                                                                -------      -------      -------      -------
  Total revenues                                                  3,320        2,983        6,553        6,041
                                                                -------      -------      -------      -------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                              2,094        1,757        4,080        3,382
Amortization of deferred acquisition costs                          447          374          873          723
Interest expense                                                     40           52           76          118
General and administrative expenses                                 304          330          634          680
                                                                -------      -------      -------      -------
  Total claims and expenses                                       2,885        2,513        5,663        4,903
                                                                -------      -------      -------      -------

Income before federal income taxes and cumulative
  effect of changes in accounting principles                        435          470          890        1,138
Federal income taxes                                                103          125          213          319
                                                                -------      -------      -------      -------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                             332          345          677          819
Cumulative effect of change in accounting for:
  Goodwill and other intangible assets, net of tax                   --           --         (243)          --
  Derivative instruments and hedging activities, net of tax          --           --           --            4
  Securitized financial assets, net of tax                           --           (1)          --           (1)
                                                                -------      -------      -------      -------
NET INCOME                                                      $   332      $   344      $   434      $   822
                                                                =======      =======      =======      =======

BASIC AND DILUTED EARNINGS PER SHARE
Income before cumulative effect of changes in
  accounting principles                                         $  0.33      $  0.45      $  0.75      $  1.06
Cumulative effect of changes in accounting principles                --           --        (0.27)        0.01
                                                                -------      -------      -------      -------

Net income                                                      $  0.33      $  0.45      $  0.48      $  1.07
                                                                =======      =======      =======      =======

Weighted average number of common shares outstanding
  and common stock equivalents (basic and diluted)              1,000.0        769.0        897.9        769.0
                                                                =======      =======      =======      =======

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (in millions, except shares and per share data)

                                                                                       JUNE 30,
                                                                                         2002         DECEMBER 31,
                                                                                      (UNAUDITED)         2001
                                                                                      -----------     ------------
ASSETS
Fixed maturities, available for sale at fair value (including $770 and $976 subject
  to securities lending agreements) (amortized cost $26,201 and $25,461)                $26,778          $25,851
Equity securities, at fair value (cost $992 and $1,079)                                     993            1,083
Mortgage loans                                                                              262              274
Real estate held for sale                                                                    39               38
Short-term securities                                                                     2,964            2,798
Trading securities, at fair value                                                           338              628
Other investments                                                                         1,995            1,947
                                                                                        -------          -------
  Total investments                                                                      33,369           32,619
                                                                                        -------          -------

Cash                                                                                        228              237
Investment income accrued                                                                   348              360
Premium balances receivable                                                               3,866            3,657
Reinsurance recoverables                                                                 10,991           11,047
Deferred acquisition costs                                                                  849              768
Deferred federal income taxes                                                             1,097            1,182
Contractholder receivables                                                                2,171            2,198
Goodwill                                                                                  2,412            2,577
Other assets                                                                              4,055            3,133
                                                                                        -------          -------
  Total assets                                                                          $59,386          $57,778
                                                                                        =======          =======

LIABILITIES
Claims and claim adjustment expense reserves                                            $30,735          $30,737
Unearned premium reserves                                                                 6,143            5,667
Contractholder payables                                                                   2,171            2,198
Notes payable to affiliates                                                               1,500            1,697
Long-term debt                                                                              380              380
Convertible junior subordinated notes payable                                               867               --
Other liabilities                                                                         6,426            5,513
                                                                                        -------          -------
  Total liabilities                                                                      48,222           46,192
                                                                                        -------          -------

TIGHI-obligated mandatorily redeemable securities of subsidiary trusts
  holding solely junior subordinated debt securities of TIGHI                               900              900
                                                                                        -------          -------

SHAREHOLDERS' EQUITY
Common Stock:
   Class A, $.01 par value, 1,500 million shares authorized, 500 million issued and outstanding at June 30, 2002; 269 million
     issued and outstanding at December 31, 2001                                              5                3
   Class B, $.01 par value, 1,500 million shares authorized,
     500 million issued and outstanding                                                       5                5
Additional paid-in capital                                                                8,538            4,432
Retained earnings                                                                         1,343            6,004
Accumulated other changes in equity from nonowner sources                                   373              242
                                                                                        -------          -------
  Total shareholders' equity                                                             10,264           10,686
                                                                                        -------          -------
  Total liabilities and shareholders' equity                                            $59,386          $57,778
                                                                                        =======          =======

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (in millions)

For the Six Months Ended June 30, 2002                                       DOLLARS       SHARES
                                                                            --------       ------
COMMON STOCK AND ADDITIONAL PAID IN CAPITAL
Balance, beginning of period                                                $  4,440          769
Net proceeds from initial public offering                                      4,090          231
Other                                                                             18           --
                                                                            --------        -----
Balance, end of period                                                         8,548        1,000
                                                                            --------        -----

RETAINED EARNINGS
Balance, beginning of period                                                   6,004
Net income                                                                       434
Receipts from former subsidiary                                                  158
Dividends                                                                     (5,253)
                                                                            --------
Balance, end of period                                                         1,343
                                                                            --------

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                                     242
Net unrealized gain on investment securities                                     121
Other (1)                                                                         10
                                                                            --------
Balance, end of period                                                           373
                                                                            --------        -----

    Total shareholders' equity and shares outstanding                       $ 10,264        1,000
                                                                            ========        =====

(1) Includes foreign currency translation adjustments and hedged future contracts.

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

For the Six Months Ended June 30,                                2002         2001
                                                               -------      -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $ 1,109      $   251
                                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
    Fixed maturities                                             1,193          939
    Mortgage loans                                                  13            9
  Proceeds from sales of investments
    Fixed maturities                                             6,726        7,972
    Equity securities                                              216          287
  Purchases of investments
    Fixed maturities                                            (8,797)      (9,056)
    Equity securities                                             (128)        (137)
    Real estate held for sale                                       (5)          (4)
 Short-term securities, (purchases) sales, net                    (166)         673
 Other investments, net                                            463         (185)
 Securities transactions in course of settlement                    37         (156)
                                                               -------      -------
       Net cash provided by (used in) investing activities        (448)         342
                                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term debt                                       --          212
  Issuance of long-term debt to affiliate                           --          275
  Issuance of convertible notes, net                               867           --
  Payment of long-term debt                                         --         (500)
  Payment on note payables to affiliates                        (5,299)        (540)
  Initial public offering                                        4,090           --
  Receipts from former affiliates                                  158          316
  Dividend to parent                                              (158)        (369)
 Purchase of real estate from an affiliate                         (68)          --
 Transfer of employee benefit obligations to affiliates           (172)          --
 Transfer of lease obligations to an affiliate                     (88)          --
                                                               -------      -------
     Net cash used in financing activities                        (670)        (606)
                                                               -------      -------

Net decrease in cash                                                (9)         (13)
Cash at beginning of period                                        237          196
                                                               -------      -------
Cash at end of period                                          $   228      $   183
                                                               =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Income taxes paid                                            $   105      $   390
  Interest paid                                                $    41      $    57
                                                               -------      -------

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    General

      The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (formerly known as The Travelers Insurance Group Inc.) (TPC) an indirect majority-owned subsidiary of Citigroup Inc. (Citigroup) and its subsidiaries (collectively, the Company). These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, included in the Company's Registration Statement on Form S-1, which was declared effective on March 21, 2002 (Registration No. 333-82388).

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

      Citigroup has announced that, on or about August 20, 2002, it will make a tax-free distribution to Citigroup's stockholders of a portion of Citigroup's ownership interest in TPC, which, together with the shares issued in the IPO, will represent more than 90% of TPC's common equity and more than 90% of the combined voting power of TPC's then outstanding voting securities. Immediately following the distribution, Citigroup will remain a holder of slightly less than 10% of TPC's common equity and slightly less than 10% of the combined voting power of TPC's then outstanding voting securities. Citigroup estimates that for each 100 shares of Citigroup common stock approximately 4.32 shares of class A common stock and 8.89 shares of class B common stock will be distributed. Citigroup has received a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the distribution.

      TPC's consolidated financial statements include the accounts of its primary subsidiary, Travelers Insurance Group Holdings Inc. (formerly known as Travelers Property Casualty Corp.) (TIGHI), a property casualty insurance holding company. Also included are the accounts of CitiInsurance International Holdings Inc. and its subsidiaries (CitiInsurance), the principal assets of which are investments in the property casualty and life operations of Fubon Insurance Co., Ltd. and Fubon Assurance Co., Ltd., with respect to results prior to March 1, 2002. On February 28, 2002, the Company sold CitiInsurance to other Citigroup affiliated companies for $403 million, its net book value. The Company has applied $138 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, the Company has purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, the Company transferred $172 million and $88 million, respectively, to Citigroup affiliated companies.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

1.    General, Continued

      In March 2002, TPC issued 231 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC's common equity. After the IPO, Citigroup beneficially owned all of the 500 million shares of TPC's outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC's class A common stock, each of which is entitled to one vote, representing 94% of the combined voting power of all classes of TPC's voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $893 million aggregate principal amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings. During the first quarter of 2002, TPC paid three dividends of $1.0 billion, $3.7 billion and $395 million, aggregating $5.1 billion, which were each in the form of notes payable. The proceeds of the offerings were used to prepay the $395 million note and substantially prepay the $3.7 billion note.

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

      The Company provides and purchases services to and from affiliates, including facilities management, banking and financial functions, benefit coverages, data processing services, and a short-term investment pool. Charges for these shared services are allocated at cost. In connection with the announced tax-free distribution by Citigroup, the Company is negotiating with Citigroup the terms of a transition services agreement for the provision of these services, a tradename and trademark agreement related to the use of trademarks, logos and tradenames and is negotiating an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. The Company has entered into an investment management agreement dated August 6, 2002, which has been applied retroactive to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup will provide investment advisory services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. The Company anticipates that these fees will be higher than prior period allocated costs. Either party may terminate the agreement effective on or after March 31, 2003 upon 90 days prior notice. The Company and Citigroup have also agreed upon the allocation or transfer of certain liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership contemplated as a result of the distribution. The net effect of these allocations and transfers, in the opinion of management, will not be significant to the Company's results of operations or financial condition.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.    Changes in Accounting Principles, Continued

      The Company stopped amortizing goodwill on January 1, 2002. Net income and earnings per share adjusted to exclude goodwill amortization expense for the three and six months ended June 30, 2001 are as follows:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
      (in millions, except per share data)         JUNE 30, 2001       JUNE 30, 2001
                                                ------------------   ----------------
      NET INCOME
       Reported net income                            $   344            $   822
       Goodwill amortization                               18                 36
                                                      -------            -------
       Adjusted net income                            $   362            $   858
                                                      =======            =======

      BASIC AND DILUTED EARNINGS PER SHARE
       Reported earnings per share                    $  0.45            $  1.07
       Goodwill amortization                             0.02               0.05
                                                      -------            -------
       Adjusted earnings per share                    $  0.47            $  1.12
                                                      =======            =======

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

      The Company had customer-related intangible assets with a gross carrying amount of $471 million as of both June 30, 2002 and December 31, 2001, and with accumulated amortization of $73 million and $55 million as of June 30, 2002 and December 31, 2001, respectively, which are included in other assets in the condensed consolidated balance sheet. Amortization expense was $9 million for both of the three month periods ended June 30, 2002 and 2001, respectively, and was $18 million for both of the six month periods ended June 30, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $18 million for the remainder of 2002, $35 million in 2003, $34 million in 2004, $31 million in 2005 and $30 million in each of 2006 and 2007.

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization of the asset) ceases. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively and are not expected to significantly affect the Company's results of operations, financial condition or liquidity.

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

      Accounting for Derivative Instruments and Hedging Activities

      Effective January 1, 2001, the Company adopted FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
      (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

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

      Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

      Effective April 1, 2001, the Company adopted FASB Emerging Issues Task Force (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 is to be recorded as a cumulative catch-up adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interests falling within the scope of EIFT 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $1 million after tax, reflected as a cumulative catch-up adjustment. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.    Accounting Standards Not Yet Adopted

      Asset Retirement Obligations

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company does not expect the impact of this new standard, which will take effect in January 2003, to be significant.

      Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of this new standard to be significant.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.    Segment Information

                                                                                                          TOTAL
                                                                   COMMERCIAL        PERSONAL        REPORTABLE
      (at and for the three months ended June 30, in millions)          LINES           LINES          SEGMENTS
                                                                   ----------        --------        ----------
      2002
      Revenues
         Premiums                                                     $ 1,688         $ 1,068          $  2,756
         Net investment income                                            369              96               465
         Fee income                                                       109              --               109
         Realized investment gains (losses)                                 9             (45)              (36)
         Other                                                              7              19                26
                                                                      -------         -------          --------
           Total revenues                                             $ 2,182         $ 1,138          $  3,320
                                                                      =======         =======          ========

      Operating income (1)                                            $   311         $    70          $    381
      Assets                                                           50,101           8,956            59,057
                                                                      -------         -------          --------

      2001
      Revenues
         Premiums                                                     $ 1,312         $   979          $  2,291
         Net investment income                                            416             103               519
         Fee income                                                        84              --                84
         Realized investment gains                                         49              --                49
         Other                                                             23              18                41
                                                                      -------         -------          --------
           Total revenues                                             $ 1,884         $ 1,100          $  2,984
                                                                      =======         =======          ========

      Operating income (1)                                            $   302         $    50          $    352
      Assets                                                           44,663           8,023            52,686
                                                                      -------         -------          --------

      (1) Operating income excludes realized investment gains (losses), restructuring charges and the cumulative effect of changes in accounting principles, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.    Segment Information, Continued

                                                                                                          TOTAL
                                                                   COMMERCIAL        PERSONAL        REPORTABLE
      (at and for the three months ended June 30, in millions)          LINES           LINES          SEGMENTS
                                                                   ----------        --------        ----------
      2002
      Revenues
         Premiums                                                     $ 3,243         $ 2,098          $  5,341
         Net investment income                                            752             200               952
         Fee income                                                       212              --               212
         Realized investment gains (losses)                                50             (57)               (7)
         Other                                                             13              40                53
                                                                      -------         -------          --------
           Total revenues                                             $ 4,270         $ 2,281          $  6,551
                                                                      =======         =======          ========

      Operating income (1)                                            $   588         $   141          $    729
      Assets                                                           50,101           8,956            59,057
                                                                      -------         -------          --------

      2001
      Revenues
         Premiums                                                     $ 2,601         $ 1,922          $  4,523
         Net investment income                                            833             217             1,050
         Fee income                                                       162              --               162
         Realized investment gains                                        226              16               242
         Other                                                             31              36                67
                                                                      -------         -------          --------
           Total revenues                                             $ 3,853         $ 2,191          $  6,044
                                                                      =======         =======          ========

      Operating income (1)                                            $   603         $   146          $    749
      Assets                                                           44,663           8,023            52,686
                                                                      -------         -------          --------

      (1) Operating income excludes realized investment gains (losses), restructuring charges and the cumulative effect of changes in accounting principles, and is reflected net of tax.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.    Segment Information, Continued

      BUSINESS SEGMENT RECONCILIATION

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
      (in millions)                                           2002       2001       2002       2001
                                                             -----      -----      -----      -----
      INCOME RECONCILIATION, NET OF TAX
      Total operating income for reportable segments         $ 381      $ 352      $ 729      $ 749
      Other operating loss (1)                                 (24)       (38)       (46)       (86)
      Realized investment gains (losses)                       (24)        33         (4)       158
      Restructuring charges                                     (1)        (2)        (2)        (2)
      Cumulative effect of changes in accounting for:
        Goodwill and other intangible assets, net of tax        --         --       (243)        --
        Derivative instruments and hedging activities           --         --         --          4
        Securitized financial assets                            --         (1)        --         (1)
                                                             -----      -----      -----      -----
      Total consolidated net income                          $ 332      $ 344      $ 434      $ 822
                                                             =====      =====      =====      =====

      (1) The primary component of the other operating loss is after-tax interest expense of $26 million and $34 million for the three months ended June 30, 2002 and 2001, respectively, and $49 million and $77 million for the six months ended June 30, 2002 and 2001, respectively.

5.    Changes in Equity from Nonowner Sources

      The Company's total changes in equity from nonowner sources are as follows:

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
      (in millions)                                           2002       2001       2002       2001
                                                             -----      -----      -----      -----
      Net income                                              $332      $ 344       $434       $822
      Net unrealized gain (loss) on securities                 291       (150)       121        (77)
      Other (1)                                                  9          1         10         (1)
      Cumulative effect of changes in accounting for
       derivative instruments and hedging activities            --         --         --         (4)
                                                              ----      -----       ----       ----
       Total changes in equity from nonowner sources          $632      $ 195       $565       $740
                                                              ====      =====       ====       ====

      (1) Includes foreign currency translation adjustments and hedged future contracts.

6.    Earnings per Share (EPS)

      Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares available during the period. Diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares assumed issued under the Company's Stock Incentive Plan. Excluded from the computation of diluted EPS were 39 million of potentially dilutive shares related to convertible junior subordinated notes (see note 7) because the contingency conditions for their issuance have not been satisfied. Shares have been adjusted for all periods to give effect to the recapitalization in March 2002, prior to the IPO, whereby the outstanding shares of common stock (1,500 shares) were changed into 269 million shares of class A common stock and 500 million shares of class B common stock. For the three and six months ended June 30, 2002 and 2001, there was no significant effect on EPS from potentially dilutive securities.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.    Capital and Debt

      In conjunction with its purchase of TIGHI's outstanding shares in April 2000, TPC entered into a note agreement with Citigroup. On February 7, 2002, this note agreement was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was prepaid following the offerings.

      TIGHI has a $500 million line of credit agreement (the line of credit) with Citicorp Banking Corporation, an affiliate. The line of credit expires in December 2006. At June 30, 2002, TIGHI had $500 million of borrowings outstanding under the line of credit at an interest rate of 3.6% and with payment due in November 2003.

      TIGHI has a $250 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for that line of credit, which expires in 2006. The interest rate for borrowings under this committed line is based on the cost of commercial paper issued by Citicorp. At June 30, 2002, there were no outstanding borrowings under this revolving line of credit.

      In February 2002, TPC paid a dividend of $1.0 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. This note will begin to accrue interest from December 31, 2002 on any outstanding balance at the floating rate of the base rate of Citibank, N.A., New York City plus 2.0%. The Company expects to repay this note from current year earnings, to the extent available.

      In February 2002, TPC also paid a dividend of $3.7 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150 million was due on May 9, 2004. This note would have begun to bear interest from May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

      In March 2002, TPC paid a dividend of $395 million to Citigroup in the form of a note which would have begun to bear interest after May 9, 2002 at a rate of 6.0% per annum. This note was prepaid following the offerings.

      In March 2002, TPC sold 231 million shares of its class A common stock in the IPO, representing approximately 23% of the Company's common equity, for total proceeds of $4.3 billion.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7.    Capital and Debt, Continued

      Unless previously redeemed or repurchased, the notes are convertible into shares of class A common stock at the option of the holders at any time after March 27, 2003 and prior to April 15, 2032 if at any time (1) the average of the daily closing prices of class A common stock for the 20 consecutive trading days immediately prior to the conversion date is at least 20% above the then applicable conversion price on the conversion date, (2) the notes have been called for redemption, (3) specified corporate transactions have occurred, or (4) specified credit rating events with respect to the notes have occurred. The notes will be convertible into shares of class A common stock at a conversion rate of
      1.0808 shares of class A common stock for each $25 principal amount of notes (equivalent to an initial conversion price of $23.13 per share of class A common stock), subject to adjustment in certain events. From March 27, 2003, and until the next business day following the date of the distribution (provided that the distribution has not occurred by March 27, 2003), TPC may elect to make a cash settlement in respect of any notes surrendered for conversion.

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

      During May 2002, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of it's wholly-owned subsidiary TIGHI. TPC is deemed to have no independent assets or operations except for its wholly-owned subsidiary TIGHI. Consolidated financial statements of TIGHI have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of TIGHI debt. The guarantees pertain to the $150 million 6.75% Notes due 2006 and the $200 million 7.75% Notes due 2026 included in long-term debt and the $900 million of TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI (TIGHI Securities). TIGHI has the right, at any time, to defer distributions on the TIGHI Securities for a period not exceeding 20 consecutive quarterly interest periods (though such distributions would continue to accrue interest during any such extended payment period). TIGHI cannot pay dividends during such deferments.

      TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends to be paid to their parent without prior approval of insurance regulatory authorities. TPC's insurance subsidiaries paid dividends of $550 million to TIGHI during the first six months of 2002. Any dividends to be paid during the remainder of 2002 may be subject to approval by the Connecticut Insurance Department.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.    Commitments and Contingencies

      In 1996, Lloyd's of London (Lloyd's) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). The outcome of the restructuring of Lloyd's is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. It is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company's results of operations in a future period. However, in the opinion of the Company's management, it is not likely that the outcome would have a material adverse effect on the Company's financial condition or liquidity. The Company carries an allowance for uncollectible reinsurance which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, in the opinion of the Company's management, the net receivable from reinsurance contracts is fairly stated.

      It is difficult to estimate the reserves for environmental claims and asbestos-related claims and related litigation due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below. Conventional actuarial techniques are not used to estimate such reserves.

      Because each insured presents different liability and coverage issues, the Company evaluates the exposure presented by each insured on an insured-by-insured basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role any umbrella or excess insurance the Company has issued to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

      The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio. Losses paid, both direct and ceded, have increased in the first six months of 2002 compared to the first six months of 2001 primarily as a result of two factors. In the second quarter of 2001 there was a substantial one time recovery related to a prior year claim payment. In addition, there has been an acceleration in recent quarters in the rate of payments arising from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. As part of the Company's ongoing review and analysis of its reserve levels, the Company will continue to closely monitor these trends and adjust its reserve levels in the future if appropriate.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.    Commitments and Contingencies, Continued

      As a result of the processes and procedures described above, the reserves carried for environmental and asbestos claims at June 30, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue, which may result in the estimates being subject to revision as new information becomes available. These include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large claims coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with insureds in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

      Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding the related reserves by an amount that could be material to the Company's operating results and financial condition in future periods. Because the level of uncertainty continues to increase and in order to strengthen the Company's ability and flexibility to advance its strategic goals following its initial public offering, Citigroup has entered into an agreement under which it will provide TPC with significant financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150 million, net of any reinsurance up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate.

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

      In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters other than those related to asbestos. Although there can be no assurances, as of June 30, 2002 in the opinion of the Company's management, based on information currently available, the ultimate resolution of these other legal proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

9.    Commercial Insurance Resources, Inc.

      On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), an indirect subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed its previously announced agreement with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included $86 million of mandatory convertible preferred stock, $50 million of convertible notes and $3 million of common equity, representing a 24% ownership interest of CIRI, on a fully diluted basis. The dividend rate on the preferred stock is 6%. The interest rate on the notes is 6% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees' Securities Company, L.P. and Trident Gulf Holding, LLC (collectively Trident) invested $125 million, and a group of approximately 75 senior employees of Gulf invested $14 million. Fifty percent of the CIRI senior employees' investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors. Gulf provides a diverse product and program portfolio of specialty lines, with particular emphasis on management and professional liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Travelers Property Casualty Corp. (TPC) and subsidiaries (collectively, the Company) financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q. These financial statements retroactively reflect TPC's corporate reorganization for all periods presented. The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001 included in the Company's Registration Statement on Form S-1, which was declared effective on March 21, 2002 (Registration No. 333-82388).

TPC CORPORATE REORGANIZATION

In connection with the offerings described below, TPC effected a corporate reorganization, under which:

      - TPC transferred substantially all of its assets to affiliates of Citigroup, other than the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI);

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

INITIAL PUBLIC OFFERING AND CONCURRENT CONVERTIBLE JUNIOR SUBORDINATED NOTES OFFERING

In March 2002, TPC issued 231 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC's common equity. After the IPO, Citigroup beneficially owned all of the 500 million shares of TPC's outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC's class A common stock, each of which is entitled to one vote, representing 94% of the combined voting power of all classes of TPC's voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $893 million aggregate principal amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings. During the first quarter of 2002, TPC paid three dividends of $1.0 billion, $3.7 billion and $395 million, aggregating $5.1 billion, which were each in the form of notes payable. The proceeds of the offerings were used to prepay the $395 million note and substantially prepay the $3.7 billion note.

Citigroup has announced that, on or about August 20, 2002, it will make a tax-free distribution to Citigroup's stockholders of a portion of Citigroup's ownership interest in TPC, which, together with the shares issued in the IPO, will represent more than 90% of TPC's common equity and more than 90% of the combined voting power of TPC's then outstanding voting securities. Immediately following the distribution, Citigroup will remain a holder of slightly less than 10% of TPC's common equity and slightly less than 10% of the combined voting power of TPC's then outstanding voting securities. Citigroup estimates that for each 100 shares of Citigroup common stock approximately 4.32 shares of class A common stock and 8.89 shares of class B common stock will be distributed. Citigroup has received a private letter ruling from the Internal Revenue Service that the distribution will be tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the distribution.

OTHER TRANSACTIONS

The following transactions were completed in conjunction with the corporate reorganization and offerings:

In February 2002, the Company paid a dividend of $1.0 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. This note will begin to accrue interest from December 31, 2002 on any outstanding balance at the floating rate of the base rate of Citibank, N.A., New York City plus 2.0%. The Company expects to repay this note from current year earnings, to the extent available.

In February 2002, the Company also paid a dividend of $3.7 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150 million was due on May 9, 2004. This note would have begun to bear interest from May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

In March 2002, the Company paid a dividend of $395 million to Citigroup in the form of a note which would have begun to bear interest after May 9, 2002 at a rate of 6.0% per annum. This note was prepaid following the offerings.

In conjunction with its purchase of TIGHI's outstanding shares in April 2000, TPC entered into a note agreement with Citigroup. On February 7, 2002, this note agreement was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was prepaid following the offerings.

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

The Company provides and purchases services to and from affiliates, including facilities management, banking and financial functions, benefit coverages, data processing services, and a short-term investment pool. Charges for these shared services are allocated at cost. In connection with the announced tax-free distribution by Citigroup, the Company is negotiating with Citigroup the terms of a transition services agreement for the provision of these services, a tradename and trademark agreement related to the use of trademarks, logos and tradenames and is negotiating an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. The Company has entered into an investment management agreement dated August 6, 2002, which has been applied retroactive to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup will provide investment advisory services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. The Company anticipates that these fees will be higher than prior period allocated costs. Either party may terminate the agreement effective on or after March 31, 2003 upon 90 days prior notice. The Company and Citigroup have also agreed upon the allocation or transfer of certain liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership contemplated as a result of the distribution. The net effect of these allocations and transfers, in the opinion of management, will not be significant to the Company's results of operations or financial condition.

CONSOLIDATED OVERVIEW

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), an indirect subsidiary of the Company and the holding company for the Gulf Insurance Group
(Gulf), completed its previously announced agreement with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included $86 million of mandatory convertible preferred stock, $50 million of convertible notes and $3 million of common equity, representing a 24% ownership interest of CIRI, on a fully diluted basis. The dividend rate on the preferred stock is 6%. The interest rate on the notes is 6% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees' Securities Company, L.P. and Trident Gulf Holding, LLC (collectively Trident) invested $125 million, and a group of approximately 75 senior employees' of Gulf invested $14 million. Fifty percent of the CIRI senior employees investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors.

On October 1, 2001, the Company paid $329 million to Citigroup for The Northland Company and its subsidiaries (Northland) and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company (Associates), with a net book value of $356 million, was contributed to the Company by Citigroup.

CONSOLIDATED RESULTS OF OPERATIONS                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
(in millions, except per share data)                            2002         2001           2002        2001
                                                             ---------     -------          ----       ------
Revenues                                                     $   3,320     $ 2,983          6,553      $6,041
                                                             ---------     -------          -----      ------

Income before cumulative effect of changes
  in accounting principles                                   $     332     $   345            677      $  819
Cumulative effect of changes in accounting principles               --          (1)          (243)          3
                                                             ---------     -------          -----      ------
Net income                                                   $     332     $   344            434      $  822
                                                             ---------     -------          -----      ------

Basic and diluted earnings per share

Income before cumulative effect of changes
  in accounting principles                                   $    0.33     $  0.45           0.75      $ 1.06
Cumulative effect of changes in accounting principles               --          --          (0.27)       0.01
                                                             ---------     -------          -----      ------
Net income                                                   $    0.33     $  0.45           0.48      $ 1.07
                                                             ---------     -------          -----      ------
Weighted average number of common shares outstanding and
  common stock equivalents (basic and diluted)                 1,000.0       769.0          897.9       769.0
                                                             ---------     -------          -----      ------

Net income was $332 million and $434 million in the 2002 second quarter and six months, respectively, compared to $344 million and $822 million in the comparable periods of 2001. Net income included $24 million and $4 million of realized investment losses in the 2002 second quarter and six months, respectively, compared to $33 million and $158 million of realized investment gains in the comparable periods of 2001. Net income for the six months of 2002 included a charge of $243 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The charge due to the adoption of FAS 142 has been accounted for as a cumulative effect of a change in accounting principle. Also included in net income in the 2002 second quarter and six months was a restructuring charge of $1 million and $2 million, respectively, representing accelerated depreciation relating to restructuring activities that took place in the second quarter of 2001, and $2 million in the 2001 second quarter and six months. Included in the 2001 second quarter and six months was a charge of $1 million related to the initial adoption of the FASB Emerging Issues Task Force EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). Also included in net income in the 2001 six months was a benefit of $4 million related to the initial adoption of FASB Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," (FAS 133) in the 2001 first quarter. The net benefit of $3 million in 2001 due to the adoption of these accounting changes has been accounted for as a cumulative effect of changes in accounting principles.

Operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the changes in accounting principles, was $357 million and $683 million, or $0.36 per share and $0.76 per share (basic and diluted), in the 2002 second quarter and six months, respectively, compared to $314 million and $663 million, or $0.41 per share and $0.86 per share (basic and diluted), in the comparable periods of 2001. The increases in operating income for the 2002 second quarter and six months compared to the 2001 comparable periods were driven by rate increases in excess of loss cost trends, higher production levels, lower catastrophe losses, the elimination of goodwill amortization and the Company's ongoing focus on managing expenses. These factors were partly offset by unfavorable prior-year reserve development in the 2002 quarter and six months versus favorable prior-year reserve development in the prior year periods and by lower net investment income. Included in consolidated operating income was the operating income of the acquired Northland and Associates businesses of $1 million and $7 million in the 2002 second quarter and six months, respectively.

Revenues of $3.320 billion and $6.553 billion in the 2002 second quarter and six months, respectively, increased $337 million and $512 million from the comparable periods of 2001. The increases were primarily attributable to the inclusion of Northland and Associates in the 2002 second quarter and six months and rate increases offset by net realized investment losses in 2002 compared to net realized investment gains in 2001 and lower net investment income. Revenues related to Northland and Associates in the 2002 second quarter and six months were $270 million and $518 million, respectively, and were principally related to Commercial Lines business. The increase in the 2002 second quarter revenue reflects a $465 million increase in earned premiums, $36 million of realized investment losses in the second quarter of 2002 compared to $50 million of realized investment gains in the second quarter of 2001 and a $53 million decrease in net investment income. The increase in the 2002 six months revenue reflects an $818 million increase in earned premiums, $7 million of realized investment losses in the 2002 six month period compared to $242 million of realized investment gains in the 2001 six month period and a $94 million decrease in net investment income. Realized investment losses include $127 million and $189 million of impairments in the 2002 second quarter and six months, respectively, compared to $3 million and $27 million in the comparable periods of 2001. Included in the 2002 second quarter and six months impairments was a $68 million write down of the fair value of the Company's investments in WorldCom bonds, from $83 million to $15 million.

Earned premiums increased $465 million and $818 million to $2.756 billion and $5.341 billion in the 2002 second quarter and six months, respectively, from $2.291 billion and $4.523 billion in the comparable periods of 2001. The increase in earned premiums in the 2002 second quarter and six months was due to the inclusion of Northland and Associates in the second quarter and six months of 2002 and rate increases on renewal business in both Commercial Lines and Personal Lines. Earned premiums related to Northland and Associates in the 2002 second quarter and six months were $245 million and $463 million, respectively, and were principally related to Commercial Lines business.

Net investment income was $465 million and $953 million in the 2002 second quarter and six months, respectively, a decrease of $53 million and $94 million from the comparable periods of 2001. The declines resulted from a reduction in after-tax investment yields to 4.3% and 4.4% in the 2002 second quarter and six months, respectively, from 5.1% and 5.2% in the 2001 comparable periods. The decrease in after-tax yields reflected the impact of realized investment gains taken in 2001 and declining interest rates. The impact of lower yields was partially offset by the rise in average invested assets due to the Northland and Associates acquisitions and increased cash flow from operations.

Fee income was $109 million and $212 million in the 2002 second quarter and six months, respectively, a $25 million and $50 million increase from the comparable periods of 2001. National Accounts within Commercial Lines is the primary source of fee income due to its service fee business. The increases in fee income were primarily due to the favorable rate environment and the repopulation of the involuntary pools. Written fees were $125 million and $268 million in the 2002 second quarter and six months, respectively, compared to $84 million and $196 million for the comparable periods in 2001. The increases were primarily due to increased pricing for loss prevention and claims administrative services as well as more business turning to state residual market pools for workers' compensation. Claim volume under administration increased to $595 million and $1.467 billion for the 2002 second quarter and six months, respectively, compared to $479 million and $1.245 billion for the comparable periods in 2001.

Claims and expenses were $2.885 billion and $5.663 billion in the 2002 second quarter and six months, respectively, compared to $2.513 billion and $4.903 billion in the comparable periods of 2001. The 2002 increases were primarily due to the inclusion in the 2002 second quarter and six months of the results of Northland and Associates which added $270 million and $508 million, respectively, to claims and expenses. The increases also reflected the result of increased loss cost trends, unfavorable prior-year reserve development in the 2002 second quarter and six months versus favorable prior-year reserve development in the comparable periods of 2001, partially offset by lower interest expense, the elimination of goodwill amortization, underwriting discipline and expense management.

The Company's effective federal tax rate was 24% in both the 2002 second quarter and six months, compared to 27% and 28% in the comparable periods of 2001. These rates differed from the statutory tax rate primarily due to non-taxable investment income. The decrease in the effective tax rate from the 2001 second quarter and six months was primarily due to higher realized investment gains, which are fully taxable, in the 2001 second quarter and six months compared to the comparable periods of 2002.

The statutory and GAAP combined ratios were as follows:

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                     2002        2001        2002        2001
                                                     ----        ----        ----        ----
STATUTORY:
  Loss and Loss Adjustment Expense (LAE) ratio       74.5%       75.2%       74.7%       73.0%
  Underwriting expense ratio                         24.6        26.4        25.5        27.4
  Combined ratio before policyholder dividends       99.1       101.6       100.2       100.4
  Combined ratio                                     99.0       101.7       100.3       100.7

GAAP:
  Loss and LAE ratio                                 74.1%       75.0%       74.3%       72.8%
  Underwriting expense ratio                         22.5        26.8        24.1        27.1
  Combined ratio before policyholder dividends       96.6       101.8        98.4        99.9
  Combined ratio                                     96.5       101.9        98.5       100.2

GAAP combined ratios differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decreases in the 2002 second quarter and six month statutory and GAAP combined ratios before policyholder dividends compared to the 2001 second quarter and six month periods were primarily due to the benefit of rate increases in excess of loss cost trends, lower catastrophe losses, underwriting discipline and expense management, partially offset by increased loss cost trends and unfavorable prior-year reserve development in the 2002 second quarter and six months compared to favorable prior-year reserve development in the 2001 second quarter and six months. The impact of prior-year reserve development was an increase in the 2002 second quarter and six month statutory and GAAP combined ratios of 3.4% and 3.7%, respectively, compared to a decrease of 1.2% and 1.0% in the comparable periods of 2001.

SEGMENT RESULTS

COMMERCIAL LINES

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
(in millions)                                              2002        2001         2002        2001
                                                          ------     -------      -------      ------
Revenues                                                  $2,182     $ 1,884      $ 4,270      $3,853
                                                          ------     -------      -------      ------

Income before cumulative effect of changes
  in accounting principles                                $  317     $   334      $   621      $  751
Cumulative effect of changes in accounting principles         --          (1)        (243)          2
                                                          ------     -------      -------      ------
Net income                                                $  317     $   333      $   378      $  753
                                                          ------     -------      -------      ------

Net income was $317 million and $378 million in the 2002 second quarter and six months, respectively, compared to $333 million and $753 million in the comparable periods of 2001. Commercial Lines net income included $6 million and $33 million of realized investment gains in the 2002 second quarter and six months, respectively, compared to $32 million and $148 million in the comparable periods of 2001. Net income for the 2002 six months included a charge of $243 million related to the initial adoption of FAS 142, which has been accounted for as a cumulative effect of a change in accounting principle. Included in net income in the 2001 second quarter and six months was a charge of $1 million related to the initial adoption of EITF 99-20. Also included in net income in the six months of 2001 was a benefit of $3 million in the first quarter of 2001 related to the initial adoption of FAS 133. Both of these items have been accounted for as a cumulative effect of changes in accounting principles.

Commercial Lines operating income, which excludes realized investment gains and losses and the cumulative effect of the changes in accounting principles described above, was $311 million and $588 million in the 2002 second quarter and six months, respectively, compared to $302 million and $603 million in the comparable periods of 2001. The increase in operating income for the 2002 second quarter compared to the 2001 comparable period was driven by rate increases in excess of loss cost trends, higher production levels, no catastrophe losses in the 2002 second quarter compared to $13 million in the 2001 second quarter, the elimination of goodwill amortization and the Company's ongoing focus on managing expenses. These factors were partly offset by unfavorable prior-year reserve development in the current quarter versus favorable prior-year reserve development in the prior year quarter and by lower net investment income. The decrease in operating income for the six month period reflects the effects of unfavorable prior-year reserve development in the current six month period versus favorable prior-year reserve development in the comparable prior year period and lower net investment, largely offset by the benefit of rate increases in excess of loss cost trends, no catastrophe losses in the 2002 six month period compared to $21 million in the 2001 six month period, the elimination of goodwill amortization and the Company's ongoing focus on managing expenses.

Revenues of $2.182 billion and $4.270 billion in the 2002 second quarter and six months, respectively, increased $298 million and $417 million from $1.884 billion and $3.853 billion in the comparable periods of 2001. These increases are primarily attributable to the inclusion of Northland and Associates in the 2002 second quarter and six months and rate increases. Revenues related to Northland and Associates in the 2002 second quarter and six months were $238 million and $458 million, respectively. The increases in revenues reflected higher earned premiums and fee income in the 2002 second quarter and six months, partially offset by lower realized investment gains and net investment income.

Earned premiums increased $376 million and $642 million to $1.688 billion and $3.243 billion in the 2002 second quarter and six months, respectively, from $1.312 billion and $2.601 billion in the comparable periods of 2001. The increases in earned premiums in the 2002 second quarter and six months were primarily due to the inclusion of Northland and Associates in the 2002 second quarter and six months and rate increases. Earned premiums related to Northland and Associates in the 2002 second quarter and six months were $215 million and $409 million, respectively.

Net investment income was $369 million and $752 million in the 2002 second quarter and six months, respectively, a decrease of $47 million and $81 million from the comparable periods of 2001. The declines resulted from a reduction in after-tax investment yields, attributed to the impact of realized investment gains taken in 2001 and declining interest rates, partially offset by an increase in average invested assets due to the acquisitions of Northland and Associates and increased cash flow from operations.

Fee income was $109 million and $212 million in the 2002 second quarter and six months, respectively, a $25 million and $50 million increase from the comparable periods of 2001. National Accounts is the primary source of fee income due to its service fee business. The increases in fee income were primarily due to the favorable rate environment and the repopulation of the involuntary pools. Written fees were $125 million and $268 million in the 2002 second quarter and six months, respectively, compared to $84 million and $196 million for the comparable periods in 2001. The increases were primarily due to increased pricing for loss prevention and claims administrative services as well as more business turning to state residual market pools for workers' compensation. Claim volume under administration increased to $595 million and $1.467 billion for the 2002 second quarter and six months, respectively, compared to $479 million and $1.245 billion for the comparable periods in 2001.

Net written premiums by market were as follows:

                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
(in millions)                   2002       2001       2002       2001
                               ------     ------     ------     ------
National Accounts              $  197     $   78     $  294     $  204
Commercial Accounts               912        527      1,771      1,074
Select Accounts                   473        439        928        869
Bond                              160        143        291        310
Gulf                              180        189        325        364
                               ------     ------     ------     ------
Total net written premiums     $1,922     $1,376     $3,609     $2,821
                               ======     ======     ======     ======

Net written premiums increased $546 million to $1.922 billion and increased $788 million to $3.609 billion for the 2002 second quarter and six months, respectively, primarily due to the inclusion of Northland and Associates in the 2002 second quarter and six months and rate increases. The acquisition of Northland and Associates contributed $300 million and $483 million, respectively to these increases, including approximately $115 million relating to the termination of certain reinsurance contracts in the 2002 second quarter. The Commercial Lines business of Northland and Associates is included with Commercial Accounts.

National Accounts works with national and regional brokers providing insurance coverages and services, primarily workers' compensation, mainly to large corporations. National Accounts also includes the residual market business, which sells claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. National Accounts net written premiums were $197 million and $294 million in the 2002 second quarter and six months, respectively, compared to $78 million and $204 million in the comparable periods of 2001. The increases in National Accounts net written premiums were due to rate increases, higher new business levels and the renewal of certain assumed reinsurance contracts previously written by Gulf. Net written premiums also increased as more business turned to state residual market pools for workers' compensation. The business retention ratio for the 2002 second quarter was significantly higher than the 2001 comparable period and for the 2002 six months was moderately higher than the 2001 comparable period. For Commercial Lines, retention represents the estimated percentage of premium available for renewal which renewed in the current period.

Commercial Accounts serves primarily mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums increased 73% to $912 million and 65% to $1.771 billion in the 2002 second quarter and six months, respectively. These increases were significantly impacted by the inclusion in the 2002 second quarter and six months of the results of Northland and Associates. Northland and Associates net written premiums include an increase of approximately $115 million in the second quarter 2002 related to the termination of certain reinsurance contracts. Excluding the impact of Northland and Associates, net written premiums increased 16% or $85 million and 20% or $214 million for the 2002 second quarter and six months, respectively, primarily driven by renewal price changes averaging 23% for the 2002 second quarter and six months and strong growth in new business. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. New business activity, primarily premiums, in Commercial Accounts for the 2002 second quarter and six months was $171 million and $358 million compared to $106 million and $209 million in the comparable periods of 2001. The business retention ratio for the 2002 second quarter and six months was 74%, up from 70% for the comparable periods of 2001. This renewal price change, new business and retention information excludes Northland and Associates for the purpose of comparability.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums increased 8% to $473 million and 7% to $928 million in the 2002 second quarter and six months, respectively. The increases in Select Accounts net written premiums primarily reflected renewal price changes averaging 18% and 17% for the 2002 second quarter and six months, respectively. New business premiums in Select Accounts for the 2002 second quarter and six months was $71 million and $138 million compared to $71 million and $147 million in the comparable periods of 2001. The business retention ratio for the 2002 second quarter and six months, which ranged between 79% and 80%, remained strong and fairly consistent with the comparable periods of 2001.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums of $160 million and $291 million in the 2002 second quarter and six months, respectively, were $17 million higher and $19 million lower than the comparable periods of 2001. The 2002 six months amount is lower by $18 million due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. In addition, the 2001 six months amount is higher by $34 million due to the termination of the Master Bond Liability reinsurance treaty effective January 1, 2001. Excluding these two reinsurance adjustments, Bond net written premiums increased $33 million during the 2002 six months compared to the comparable period of 2001. Higher prices in professional liability and fidelity and surety helped to increase Bond's net written premiums in the 2002 second quarter and six months, partially offset by higher reinsurance costs.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Gulf net written premiums were $180 million and $325 million in the 2002 second quarter and six months, respectively, compared to $189 million and $364 million in the comparable periods of 2001. Reductions in exposures in certain programs, including assumed reinsurance, transportation and property, offset increases in Gulf's core specialty lines, resulting in an overall decrease in Gulf's net written premiums.

Commercial Lines claims and expenses of $1.761 billion and $3.446 billion in the 2002 second quarter and six months, respectively, increased $337 million and $640 million from $1.424 billion and $2.806 billion in the comparable periods of 2001. The 2002 increases were primarily due to the inclusion in the 2002 second quarter and six months of the results of Northland and Associates, which added $236 million and $445 million, respectively, to claims and expenses. The increases also reflected unfavorable prior-year reserve development in the 2002 second quarter and six months versus favorable prior-year reserve development in the 2001 second quarter and six months and increased loss cost trends, partially offset by the elimination of goodwill amortization, underwriting discipline and expense management.

There were no catastrophe losses in the 2002 second quarter or six months. Catastrophe losses, net of taxes and reinsurance, were $13 million and $21 million in the 2001 second quarter and six months. Catastrophe losses in 2001 were primarily due to the Seattle earthquake in the first quarter and Tropical Storm Allison in the second quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                     2002        2001        2002        2001
                                                     ----       -----        ----       -----
STATUTORY:
  Loss and LAE ratio                                 73.2%       72.2%       73.6%       71.1%
  Underwriting expense ratio                         25.1        27.9        26.1        28.9
  Combined ratio before policyholder dividends       98.3       100.1        99.7       100.0
  Combined ratio                                     98.2       100.4        99.9       100.5

GAAP:
  Loss and LAE ratio                                 72.6%       71.7%       73.0%       70.7%
  Underwriting expense ratio                         22.2        28.7        23.9        28.1
  Combined ratio before policyholder dividends       94.8       100.4        96.9        98.8
  Combined ratio                                     94.7       100.7        97.1        99.3

GAAP combined ratios for Commercial Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decreases in the 2002 second quarter and six month statutory and GAAP combined ratios before policyholder dividends compared to the 2001 second quarter and six month periods were primarily due to the benefit of rate increases in excess of loss cost trends, lower catastrophe losses, underwriting discipline and expense management, partially offset by increased loss cost trends, and unfavorable prior-year reserve development in the 2002 second quarter and six months versus favorable prior-year reserve development in the 2001 second quarter and six months. The impact of prior-year reserve development was an increase in the 2002 second quarter and six month statutory and GAAP combined ratios of 5.4% and 5.8%, respectively, compared to a decrease of 1.0% and 0.9% in the comparable periods of 2001.

PERSONAL LINES

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
(in millions)                                            2002       2001       2002       2001
                                                        ------     ------     ------     ------
Revenues                                                $1,138     $1,100     $2,281     $2,191
                                                        ------     ------     ------     ------

Income before cumulative effect of change
  in accounting principle                               $   39     $   48     $  102     $  154
Cumulative effect of change in accounting principle         --         --         --          1
                                                        ------     ------     ------     ------
Net income                                              $   39     $   48     $  102     $  155
                                                        ------     ------     ------     ------

Net income was $39 million and $102 million in the 2002 second quarter and six months, respectively, compared to $48 million and $155 million in the comparable periods of 2001. Personal Lines net income included $30 million and $37 million of realized investment losses in the 2002 second quarter and six months, respectively, and no realized investment gains in the 2001 second quarter and $10 million of realized investment gains in the 2001 six months. Also included in net income in the 2002 second quarter and six months was a restructuring charge of $1 million and $2 million, respectively, representing accelerated depreciation relating to restructuring activities that took place in the second quarter of 2001, and $2 million in the 2001 second quarter and six months. Included in Personal Lines net income in the six months of 2001 was a benefit of $1 million related to the initial adoption of FAS 133, which has been accounted for as a cumulative effect of a change in an accounting principle.

Personal Lines operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the change in accounting principle in the first quarter of 2001, was $70 million and $141 million in the 2002 second quarter and six months, respectively, compared to $50 million and $146 million in the comparable periods of 2001. The increase in operating income for the 2002 second quarter compared to the 2001 comparable period was principally due to lower catastrophe losses. Operating income also benefited from rate increases that continue to exceed loss cost trends, the elimination of goodwill amortization and the Company's ongoing focus on managing expenses. These factors were partly offset by unfavorable prior-year reserve development in the current quarter versus favorable prior-year reserve development in the prior year quarter and by lower net investment income. The decrease in operating income for the six month period reflects the effects of increased loss cost trends, unfavorable prior-year reserve development in the current six month period versus favorable prior-year reserve development in the prior year six month period and lower net investment, substantially offset by the benefit of rate increases, lower catastrophe losses, the elimination of goodwill amortization and the Company's ongoing focus on managing expenses.

Revenues during the 2002 second quarter and six months of $1.138 billion and $2.281 billion, respectively, increased $38 million and $90 million from the comparable periods of 2001. The increases in revenues reflected growth in earned premiums due to rate increases and the inclusion of Northland in the 2002 second quarter and six months, partially offset by realized investment losses in the 2002 second quarter and six months compared to realized investment gains in the comparable periods of 2001 and a decrease in net investment income.

Earned premiums increased $89 million and $176 million to $1.068 billion and $2.098 billion in the 2002 second quarter and six months, respectively, from $979 million and $1.922 billion in the comparable periods of 2001. The increase in earned premiums in the 2002 second quarter and six months was primarily due to rate increases and the inclusion of Northland in 2002, which added $30 million and $54 million, respectively.

Net investment income was $96 million and $200 million in the 2002 second quarter and six months, respectively, a decrease of $7 million and $17 million from the comparable periods of 2001. The declines resulted from a reduction in after-tax investment yields, attributed to the impact of realized investment gains taken in 2001 and declining interest rates, partially offset by an increase in average invested assets due to the acquisition of Northland and increased cash flow from operations.

Other income was $19 million and $40 million in the 2002 second quarter and six months, respectively, a $1 million and $4 million increase from the comparable periods of 2001. Premium installment charges are the primary source of Personal Lines other income. The increase in other income was primarily due to the inclusion of Northland in the 2002 second quarter and six months.

Net written premiums by product line:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
(in millions)                              2002       2001       2002       2001
                                         ------     ------     ------     ------
Personal automobile                      $  715     $  653     $1,402     $1,275
Homeowners and other                        459        402        810        723
                                         ------     ------     ------     ------
Total net written premiums               $1,174     $1,055     $2,212     $1,998
                                         ------     ------     ------     ------

The increase in net written premiums of $119 million in the 2002 quarter and $214 million in the six month period was principally a result of rate increases in both the Automobile and Homeowners and Other lines of business. The Northland acquisition contributed $27 million and $64 million to this rise in the 2002 quarter and six month period, respectively.

Automobile net written premiums increased 9% to $715 million and 10% to $1.402 billion in the 2002 second quarter and six month period, respectively. Excluding the impact of Northland, Automobile net written premiums increased 6% to $693 million and 6% to $1.345 billion, respectively. Renewal price changes for standard voluntary business were 9% and 8% for the 2002 second quarter and six month period, respectively. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. Retention levels for standard voluntary business were consistent with prior quarters and six month periods. Retention in Personal Lines represents the estimated percentage of policies from the prior year renewed in the current period.

Homeowners and Other net written premiums increased 14% to $459 million and 12% to $810 million in the 2002 second quarter and six month period, respectively. Excluding the impact of Northland, Homeowners and Other net written premiums increased 13% to $454 million and 11% to $803 million, respectively, primarily driven by renewal price changes of 16% and 14% for the 2002 second quarter and six month period, respectively. Retention levels were also consistent with prior quarters and six month periods.

Production through the Company's independent agents in Personal Lines, including the impact of Northland, which represents over 80% of Personal Lines total net written premiums, was up 14% to $961 million in the 2002 second quarter and up 13% to $1.812 billion for the 2002 six month period. Net written premiums through channels other than independent agents was up only 2% to $213 million for the 2002 second quarter and 1% to $400 million for the six month period as the favorable impact of renewal price changes was predominately offset by a reduction in policies in force due to underwriting actions taken on marginal business.

Personal Lines claims and expenses were $1.087 billion and $2.145 billion in the 2002 second quarter and six months, respectively, compared to $1.033 billion and $1.969 billion in the comparable periods of 2001. The increases reflected increased loss cost trends, unfavorable prior-year reserve development in the 2002 second quarter and six months versus favorable prior-year reserve development in the 2001 second quarter and six months, and the inclusion of Northland in the 2002 second quarter and six months, partially offset by lower catastrophe losses and the benefit of the elimination of goodwill amortization.

Catastrophe losses, net of tax and reinsurance, were $15 million and $25 million in the 2002 second quarter and six months, respectively, compared to $42 million in both of the comparable periods of 2001. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter and a wind and hailstorm in Maryland and Virginia in the second quarter. Catastrophe losses in 2001 were primarily due to Tropical Storm Allison and wind and hailstorms in the Midwest and Texas in the second quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                   2002        2001        2002        2001
                                  -----       -----       -----       -----
STATUTORY:
  Loss and LAE ratio               76.6%       79.4%       76.4%       75.6%
  Underwriting expense ratio       23.8        24.5        24.4        25.3
  Combined ratio                  100.4       103.9       100.8       100.9

GAAP:
  Loss and LAE ratio               76.6%       79.4%       76.4%       75.6%
  Underwriting expense ratio       22.9        24.3        24.5        25.8
  Combined ratio                   99.5       103.7       100.9       101.4

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only.

The decreases in the 2002 second quarter and six month statutory and GAAP combined ratios compared to the 2001 second quarter and six month periods were primarily due to the benefit of rate increases, lower catastrophe losses and expense management, largely offset by increased loss cost trends and unfavorable prior-year reserve development in the 2002 second quarter and six months versus favorable prior-year reserve development in the 2001 second quarter and six months. The impact of prior-year reserve development was an increase in both the 2002 second quarter and six month statutory and GAAP combined ratios of 0.4%, compared to a decrease of 1.4% and 1.0% in the comparable periods of 2001.

INTEREST EXPENSE AND OTHER

                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                      JUNE 30,                    JUNE 30,
(in millions)                    2002          2001          2002          2001
                                -----          ----          ----          ----
Revenues                        $  --          $ (1)         $  2          $ (3)
Net loss                        $ (24)         $(37)         $(46)         $(86)
                                -----          ----          ----          ----

The primary component of net loss was after-tax interest expense of $26 million and $49 million in the 2002 second quarter and six months, respectively, and $34 million and $77 million in the 2001 comparable periods. The decrease in interest expense in the 2002 second quarter and six months is primarily due to lower average interest bearing debt levels. The decrease in interest bearing debt levels was primarily due to repayments of debt obligations to Citigroup.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company's environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. At June 30, 2002, approximately 76% of the net environmental reserve (approximately $265 million), is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 24% of the net environmental reserve (approximately $86 million) consists of case reserves for resolved claims.

For further discussion of environmental claims and the risks involved, see "Risks Factors - Our business could be harmed because our potential exposure for environmental claims is very difficult to predict" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Claims" in the Company's Registration Statement on Form S-1 (Registration No. 333-82388) which was declared effective on March 21, 2002.

The following table displays activity for environmental losses and loss expenses and reserves:

ENVIRONMENTAL LOSSES

                                                          AS OF AND FOR THE
                                                           SIX MONTHS ENDED
                                                              JUNE 30,
(in millions)                                            2002            2001
                                                        -----           -----
Beginning reserves:
  Direct                                                $ 479           $ 669
  Ceded                                                   (83)           (111)
                                                        -----           -----
  Net                                                     396             558

Incurred losses and loss expenses:
  Direct                                                   28              29
  Ceded                                                    --              (6)

Losses paid:
  Direct                                                   89             162
  Ceded                                                   (16)            (23)
                                                        -----           -----

Ending reserves:
  Direct                                                  418             536
  Ceded                                                   (67)            (94)
                                                        -----           -----
     Net                                                $ 351           $ 442
                                                        -----           -----

ASBESTOS CLAIMS

The Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability for asbestos claims, from both a coverage and liability standpoint, far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. Since the beginning of 2000, the Company has experienced an increase over prior years in the number of asbestos claims being tendered to the Company, including by some individuals who do not appear to be impaired by asbestos exposure, and the Company expects this trend to continue. Factors leading to these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, the bankruptcy proceedings may increase the volatility of results by initially delaying the reporting of claims and by significantly accelerating and increasing loss payments by insurers, including the Company. Particularly during the last few months of 2001 and continuing into 2002, these trends have both accelerated and become more visible. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

Increasingly, policyholders have been asserting that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects this trend to continue. Although it is difficult to predict whether these policyholders will be successful on both issues, to the extent both issues are resolved in their favor, the Company's coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits. In addition, many coverage disputes with policyholders are only resolved through aggressive settlement efforts. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt insureds may include extensive releases which could result in settlements for larger amounts than originally anticipated.

In addition, proceedings have recently been launched directly against insurers, including the Company, challenging insurers' conduct in respect of asbestos claims, including in some cases with respect to previous settlements. Some plaintiffs have also joined the Company as defendants in asbestos personal injury cases that are close to trial. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

Because each insured presents different liability and coverage issues, the Company evaluates the exposure presented by each insured on an insured-by-insured basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role any umbrella or excess insurance the Company has issued to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review of the result derived from the division of the ending direct and net reserves by last year's direct and net paid activity, also known as the survival ratio. Losses paid, both direct and ceded, have increased in the first six months of 2002 compared to the first six months of 2001 primarily as a result of two factors. In the second quarter of 2001 there was a substantial one time recovery related to a prior year claim payment. In addition, there has been an acceleration in recent quarters in the rate of payments arising from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. As part of the Company's ongoing review and analysis of its reserve levels, the Company will continue to closely monitor these trends and adjust its reserve in the future if appropriate.

At June 30, 2002, approximately 75% (approximately $562 million) of the net asbestos reserves represents incurred but not reported losses for which the Company has not received any specific claims, comprising losses for new claims that may be reported in the future and adverse development on claims that have already been reported. The balance, approximately 25% of the net asbestos reserve (approximately $185 million) is for pending asbestos claims, including existing settlement agreements with insureds. As in the past, asbestos claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured, and the Company does not keep track of the monetary amount being sought in those few claims that indicated a monetary amount. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

For further discussion of asbestos-related claims and litigation and the risks involved, see "Risk Factors - Our business could be harmed because our potential exposure for asbestos claims and related litigation is very difficult to predict" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asbestos Claims and Litigation" in the Company's Registration Statement on Form S-1 (Registration No 333-82388), which was declared effective on March 21, 2002.

In general, the Company posts case reserves for pending asbestos claims within approximately thirty (30) business days of receipt of these claims. The following table displays activity for asbestos losses and loss expenses and reserves:

ASBESTOS LOSSES                                           AS OF AND FOR THE
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
(in millions)                                            2002             2001
                                                       -------          -------
Beginning reserves:
  Direct                                               $ 1,046          $ 1,005
  Ceded                                                   (226)            (199)
                                                       -------          -------
  Net                                                      820              806

Incurred losses and loss expenses:
  Direct                                                   101              112
  Ceded                                                     --              (36)

Losses paid:
  Direct                                                   200               95
  Ceded                                                    (26)             (27)
                                                       -------          -------

Ending reserves:
  Direct                                                   947            1,022
  Ceded                                                   (200)            (208)
                                                       -------          -------
    Net                                                $   747          $   814
                                                       -------          -------

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

The Company's contribution to the proposed settlement is currently valued at approximately $240 million (after tax and discounting) and would be covered by reserves and additional charges that would be taken if the settlement contingencies are met. The Company expects to recover all or a substantial portion of any additional charges related to this proposed settlement under its existing agreement with Citigroup with respect to asbestos claims and related litigation. See "- Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves."

UNCERTAINTY REGARDING ADEQUACY OF ENVIRONMENTAL AND ASBESTOS RESERVES

Due to the factors described above, it is not presently possible to quantify the ultimate exposure or range of exposure represented by environmental claims and asbestos claims and related litigation. Accordingly, it is difficult to estimate the reserves for environmental claims and asbestos claims and related litigation. Conventional actuarial techniques are not used to estimate these reserves.

As a result of the processes and procedures described above, the reserves carried for environmental and asbestos claims at June 30, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses, based upon known facts and current law. However, the uncertainties surrounding the final resolution of these claims continue, which may result in the estimates being subject to revision as new information becomes available. These include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict ultimate outcome of large claims coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with insureds in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. These additional amounts, or a range of these additional amounts, cannot now be reasonably estimated and could result in liability exceeding the related reserves by an amount that could be material to the Company's operating results and financial condition in future periods. Because the level of uncertainty continues to increase and in order to strengthen the Company's ability and flexibility to advance its strategic goals following its initial public offering, Citigroup has entered into an agreement under which it will provide TPC with significant financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150 million, net of any reinsurance up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate.

CUMULATIVE INJURY OTHER THAN ASBESTOS (CIOTA) CLAIMS

CIOTA claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against an insured that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. These potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents, latex gloves, silica and other potentially harmful substances.

At June 30, 2002, approximately 81% (approximately $558 million) of the net CIOTA reserve represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 19% of the net aggregate reserve (approximately $130 million), is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves:

CIOTA LOSSES                                                AS OF AND FOR THE
                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
(in millions)                                            2002             2001
                                                         -----          -------
Beginning reserves:
  Direct                                                 $ 893          $ 1,079
  Ceded                                                   (183)            (280)
                                                         -----          -------
  Net                                                      710              799

Incurred losses and loss expenses:
  Direct                                                     9              (39)
  Ceded                                                    (11)              24

Losses paid:
  Direct                                                    23               24
  Ceded                                                     (3)             (11)
                                                         -----          -------

Ending reserves:
  Direct                                                   879            1,016
  Ceded                                                   (191)            (245)
                                                         -----          -------
    Net                                                  $ 688          $   771
                                                         -----          -------

LIQUIDITY AND CAPITAL RESOURCES

TPC's principal asset is the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI) and its insurance subsidiaries.

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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at June 30, 2002 totaled $33.4 billion, of which 89% was invested in fixed maturity and short-term investments, 3% in common stocks and other equity securities, 1% in mortgage loans and real estate and 7% in other investments.

TPC's cash flow needs include shareholder dividends and debt service. TPC is a holding company and has no direct operations. Accordingly, TPC meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TIGHI has available to it a $250 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for that line of credit, which expires in 2006. The interest rate for borrowings under this committed line is based on the cost of commercial paper issued by Citicorp. At June 30, 2002, there were no outstanding borrowings under this revolving line of credit.

Contractual obligations at June 30, 2002 included the following:

                                                                      LESS
PAYMENTS DUE BY PERIOD                                               THAN 1        1-3          4-5      AFTER 5
(in millions)                                            TOTAL        YEAR       YEARS        YEARS        YEARS
                                                        ------       ------      -----       ------      -------
Notes payable to affiliates                             $1,500       $1,000       $500       $   --       $   --
Long-term debt                                             380            3         11          157          209
Convertible junior subordinated notes payable              893           --         --           --          893
TIGHI-obligated mandatorily redeemable securities
  of subsidiary trusts holding solely junior
  subordinated debt securities of TIGHI                    900           --         --           --          900
Operating leases                                           456           99        131           73          153
                                                        ------       ------       ----       ------       ------
                                                        $4,129       $1,102       $642       $  230       $2,155
                                                        ------       ------       ----       ------       ------

TIGHI has a $500 million line of credit agreement with Citicorp Banking Corporation, an affiliate. This line of credit expires in December 2006. At June 30, 2002, there was $500 million of borrowings outstanding under this line of credit at an interest rate of 3.6% and with payment due in November 2003.

TPC intends to pay quarterly cash dividends on all classes of the Company's common stock at an initial rate of $0.06 per share of common stock, commencing in the first quarter of 2003. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial condition, earnings, capital requirements of TPC's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.

TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends to be paid to their parent without prior approval of insurance regulatory authorities. TPC's insurance subsidiaries paid dividends of $550 million to TIGHI during the first six months of 2002. Any dividends to be paid during the remainder of 2002 may be subject to approval by the Connecticut Insurance Department.

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

TPC has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If TPC elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

In addition, the ability of TIGHI to pay TPC dividends is subject to the terms of the TIGHI trust mandatorily redeemable securities (TIGHI Securities) which prohibit TIGHI from paying dividends in the event it has failed to pay or has deferred dividends or is in default under the TIGHI Securities.

In May 2002, the Company guaranteed certain debt obligations of TIGHI. If the Company or TIGHI defaults on certain of their obligations related to the TIGHI Securities, the Company may not declare or pay dividends on its capital stock or take certain other actions related to its capital stock.

The Company, along with eight other sureties (collectively, "Sureties"), provided surety bonds to affiliates of JPMorgan Chase in connection with performance obligations of two subsidiaries of Enron. The Company is in litigation (JPMorgan Chase Bank v. Liberty Mutual Insurance Company, et al.) in New York over whether the Sureties are obligated to perform under these bonds. In December 2001, Enron filed for Chapter 11 bankruptcy protection and JPMorgan Chase made claims against these bonds. The demand against the Company, based on the Company's aggregate participation in the bonds, is approximately $266 million before any reinsurance, recoveries and taxes. All defendants have filed answers and counterclaims to the complaint. The plaintiff filed a motion for summary judgment, which was denied. In June 2002, the plaintiff filed an amended complaint adding fraudulent concealment allegations against the Sureties and seeking additional relief, including punitive damages. In July 2002, the Sureties filed a motion to dismiss this amended complaint. The Company is vigorously defending the lawsuit and, in the opinion of the Company's management, the Company has meritorious defenses.

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

Some of the Company's loss reserves are for environmental and asbestos claims and related litigation. Although the reserves carried for environmental and asbestos claims at June 30, 2002 are the Company's best estimate of ultimate claims and claim adjustment expenses based upon known facts and current law, given the uncertainty surrounding the final resolution of these claims, it is possible that actual liabilities could exceed reserves by an amount that could be material to the Company's operating results and financial condition in future periods. Because the level of uncertainty continues to increase and in order to strengthen the Company's ability and flexibility to advance its strategic goals following its initial public offering, the Company has entered into an agreement with Citigroup under which Citigroup will provide the Company with significant financial support for asbestos claims and related litigation, up to $800 million, reduced by the tax effect of the highest applicable federal income tax rate. In the opinion of the Company's management, this agreement will substantially enhance the Company's ability to manage possible adverse developments in the future. See the preceding discussion of Environmental
Claims and Asbestos Claims above.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 2 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained herein, and certain statements that the Company may make in press releases and that Company officials may make orally, that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "intend," "estimate," "may increase," "may fluctuate," and similar expressions or future or conditional verbs such as "will," "should," "would," and "could." These statements are not guarantees of future performance and involve assumptions and known and unknown risks and uncertainties. Actual outcomes and results may differ materially from those expressed or implied.

Factors that could cause actual outcomes and results to differ include, but are not limited to: weakening global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man made, with a severity or frequency exceeding the Company's expectations; exposure to, and adverse developments involving, asbestos and environmental claims and related litigation, including the willingness of parties, including the Company, to related litigation to settle disputes and the impact of bankruptcies of various asbestos producers and related businesses; adverse changes in loss cost trends, including as a result of inflationary pressures in medical costs and auto and home repair costs; adverse developments in the cost, availability and/or ability to collect reinsurance; changes in insurance and tax laws and regulations; adverse outcomes in legal proceedings; judicial expansion of policy coverage; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company's claims-paying and financial strength ratings; the loss or significant restriction on the Company's ability to use credit scoring in the pricing and underwriting of Personal Lines policies; amendments to, and changes to the risk-based capital requirements; the competitive environment; the impact of the terrorist attack on September 11th; adverse developments in global financial markets, which could affect the Company's investment portfolios and financing plans; and the potential impact of the global war on terrorism and Federal proposals to make available insurance coverage for acts of terrorism. The Company expressly disclaims any obligation to update forward-looking statements.

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

The Company analyses quantitative information about market risk based on a sensitivity analysis model. As of June 30, 2002, the changes in the Company's primary market risk exposures that have occurred since December 31, 2001 did not result in a material change in the loss in fair value of market sensitive instruments based on the Company's sensitivity analysis model.

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

The trial courts have ordered dismissal of the California, Pennsylvania and New York cases, and partial dismissals of six others: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan have denied defendants' motions to dismiss. The California appellate court has reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court has affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The Michigan, Pennsylvania and New Jersey courts have denied class certification, while the Texas court has granted class certification. The New Jersey appellate court denied plaintiffs' request to appeal. Defendants' appeal of the Texas class certification decision is pending. The plaintiffs have now voluntarily dismissed the New York case and, in July 2002, the Michigan proceeding as well.

The Company, along with eight other sureties (collectively, "Sureties"), provided surety bonds to affiliates of JPMorgan Chase in connection with performance obligations of two subsidiaries of Enron. The Company is in litigation (JPMorgan Chase Bank v. Liberty Mutual Insurance Company, et al.) in New York over whether the Sureties are obligated to perform under these bonds. In December 2001, Enron filed for Chapter 11 bankruptcy protection and JPMorgan Chase made claims against these bonds. The demand against the Company, based on the Company's aggregate participation in the bonds, is approximately $266 million before any reinsurance, recoveries and taxes. All defendants have filed answers and counterclaims to the complaint. The plaintiff filed a motion for summary judgment, which was denied. In June 2002, the plaintiff filed an amended complaint adding fraudulent concealment allegations against the Sureties and seeking additional relief, including punitive damages. In July 2002, the Sureties filed a motion to dismiss this amended complaint. The Company is vigorously defending the lawsuit and, in the opinion of the Company's management, the Company has meritorious defenses.

The Company is increasingly becoming subject to more aggressive asbestos-related litigation, and the Company expects this trend to continue. In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against the Company and other insurers in state court in West Virginia. The plaintiffs in these cases, which were subsequently consolidated into a single proceeding, allege that the insurer defendants violated the West Virginia Unfair Trade Practice Act while handling and settling various asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. In November 2001, the Company received notice of a potential class action, and in May 2002, a purported class action (Cashman v. Travelers) was filed in Massachusetts state court. The complaint in Cashman v. Travelers and the notice of potential class action contain allegations similar to those asserted in the Wise case, and seek treble damages under Massachusetts law. Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against the Company in Louisiana, Massachusetts, Georgia, and Texas state courts.

All of the actions described in the preceding paragraph are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of former Travelers policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on Travelers motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In May 2002, the Company guaranteed certain debt obligations of its subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). If the Company or TIGHI defaults on certain of their obligations related to TIGHI's $900 million trust mandatorily redeemable securities, the Company may not declare or pay dividends on its capital stock or take certain other actions related to its capital stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS:

      See Exhibit Index.

(b)   REPORTS ON FORM 8-K:

On April 15, 2002, the Company filed a Current Report on Form 8-K, dated April 15, 2002, reporting under Item 5 thereof the results of the Company's operations for the quarter ended March 31, 2002, and certain other selected financial data.

On May 10, 2002, the Company filed a Current Report on Form 8-K, dated May 9, 2002, reporting under Item 5 thereof the appointment of new board members.

No other reports on Form 8-K were filed during the 2002 second quarter; however,

On July 18, 2002, the Company filed a Current Report on Form 8-K dated July 17, 2002, reporting under Item 5 thereof the results of the Company's operations for the quarter ended June 30, 2002, and certain other selected financial data.

On August 2, 2002, the Company filed a Current Report on Form 8-K dated August 1, 2002, reporting under Item 5 thereof that Citigroup declared a distribution of shares of the Company and the dates for the distribution.

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
-------     ----------------------
3.1.1       Restated Certificate of Incorporation of the Company, effective
            March 19, 2002, was filed as Exhibit 3.1.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31,
            2002, and is incorporated herein by reference.

3.1.2 Amendment to Restated Certificate of Incorporation of the Company, effective March 20, 2002, was filed as Exhibit 3.1.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended
            March 31, 2002, and is incorporated herein by reference.

3.2         Amended and Restated Bylaws of the Company, effective March 19,
            2002, was filed as Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.1        First Supplemental Indenture dated May 10, 2002, by and among the
            Company, Travelers Insurance Group Holdings, Inc. (TIGHI) and Bank
            One Trust Company, N.A, as trustee, relating to $200,000,000 aggregate principal amount of TIGHI's 7 3/4% Notes due 2026 and $150,000,000 aggregate principal amount of TIGHI's 6 3/4% Notes due
            2006, was filed as Exhibit 4.1 to TIGHI's current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

10.2        First Supplemental Indenture dated May 10, 2002, by and among the
            Company, TIGHI, and JPMorgan Chase Bank, as trustee, relating to TIGHI's $800,000,000 aggregate principal amount 8.08% Junior
            Subordinated Deferrable Interest Debentures due 2036, and
            $100,000,000 aggregate principal amount 8.0% Junior Subordinated
            Deferrable Interest Debentures due 2036, was filed as Exhibit 4.2 to
            TIGHI's current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

10.3        Amended and Restated Preferred Securities Guarantee Agreement dated
            May 10, 2002, by and among the Company, TIGHI and JPMorgan Chase
            Bank, as trustee, relating to 32,000,000 preferred securities, designated the 8.08% Trust Preferred Securities, having an aggregate liquidation amount of $800,000,000, issued by Travelers P & C
            Capital I, was filed as Exhibit 4.3 to TIGHI's current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

10.4        Amended and Restated Preferred Securities Guarantee Agreement dated
            May 10, 2002, by and among the Company, TIGHI, and JPMorgan Chase
            Bank, as trustee, relating to 4,000,000 preferred securities, designated the 8.0% Trust Preferred Securities, having an aggregate liquidation amount of $100,000,000, issued by Travelers P & C
            Capital II, was filed as Exhibit 4.4 to TIGHI's current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

10.5        Promissory note dated February 7, 2002, between the Company and
            Citicorp was filed as exhibit 10.4.1 to the Company's Registration
            Statement on Form S-1 (Amendment No. 2) dated March 5, 2002
            (Registration No. 333-82388) and is incorporated herein by reference.

10.6        Promissory note dated February 7, 2002, between the Company and PFS
            Services, Inc. was filed as exhibit 10.4.2 to the Company's
            Registration Statement on Form S-1 (Amendment No. 2) dated March 5,
            2002 (Registration No. 333-82388) and is incorporated herein by reference.

10.7        Promissory note dated February 7, 2002, between the Company and PFS
            Services, Inc. was filed as exhibit 10.4.3 to the Company's
            Registration Statement on Form S-1 (Amendment No. 2) dated March 5,
            2002 (Registration No. 333-82388) and is incorporated herein by reference.

Exhibit
Number      Description of Exhibit
-------     ----------------------
10.8+       Travelers Property Casualty Corp. Compensation Plan for Non-Employee
            Directors.

10.9+       Travelers Property Casualty Corp. Executive Performance Plan.

10.10+      Travelers Property Casualty Corp. 2002 Stock Incentive Plan.

10.11+      Employment Agreement between the Company and Robert I. Lipp dated
            March 7, 2002.

10.12+ Employment Letter Agreement dated May 22, 2002 between the Company and Maria Olivo, Executive Vice President of the Company.

99.1+       Certification of Robert I. Lipp, Chief Executive Officer of the
            Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+       Certification of Jay S. Benet, Chief Financial Officer of the
            Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

----------
+     Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRAVELERS PROPERTY CASUALTY CORP.


Date: August 12, 2002                   By /s/ Jay S. Benet
                                           -------------------------------------
                                               Jay S. Benet
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date: August 12, 2002                   By /s/ Douglas K. Russell
                                           -------------------------------------
                                               Douglas K. Russell
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)