Form 10-Q
period 2002-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2002-11-14
CIK 919482

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO

                                  ------------

                        COMMISSION FILE NUMBER 001-31266

                                  ------------

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

                                  ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES [X]   NO  [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

                COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 2002:

                     CLASS A                   503,663,977
                     CLASS B                   499,999,482

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
                         Part I - Financial Information

Item 1. Financial Statements:

        Condensed Consolidated Statement of Income (Unaudited) -
           Three and Nine Months Ended September 30, 2002 and 2001                      3

        Condensed Consolidated Balance Sheet - September 30, 2002 (Unaudited)
           and December 31, 2001                                                        4

        Condensed Consolidated Statement of Changes in Shareholders' Equity
           (Unaudited) - Nine Months Ended September 30, 2002                           5

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
           Nine Months Ended September 30, 2002 and 2001                                6

        Notes to Condensed Consolidated Financial Statements (Unaudited)                7


Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                   25

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     52

Item 4. Controls and Procedures                                                        52

                           Part II - Other Information

Item 1. Legal Proceedings                                                              53

Item 6. Exhibits and Reports on Form 8-K                                               56

Signatures                                                                             57

Certifications                                                                         58

Exhibit Index                                                                          60

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                      (in millions, except per share data)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        -------------                     -------------
                                                                    2002             2001             2002             2001
                                                                    ----             ----             ----             ----
REVENUES
Premiums                                                         $  2,875.3       $  2,314.2       $  8,216.6       $  6,836.9
Net investment income                                                 440.7            488.1          1,393.3          1,535.2
Fee income                                                            118.6             93.2            330.1            254.8
Realized investment gains (losses)                                    (51.3)            96.3            (58.5)           337.9
Other revenues                                                        180.6             20.7            234.9             88.8
                                                                 ----------       ----------       ----------       ----------
  Total revenues                                                    3,563.9          3,012.5         10,116.4          9,053.6
                                                                 ----------       ----------       ----------       ----------

CLAIMS AND EXPENSES
Claims and claim adjustment expenses                                2,370.0          2,428.5          6,450.4          5,810.7
Amortization of deferred acquisition costs                            462.3            380.8          1,334.8          1,103.2
Interest expense                                                       40.4             46.4            116.0            164.8
General and administrative expenses                                   351.6            309.4            986.1            989.6
                                                                 ----------       ----------       ----------       ----------
  Total claims and expenses                                         3,224.3          3,165.1          8,887.3          8,068.3
                                                                 ----------       ----------       ----------       ----------

Income (loss) before federal income taxes,
  cumulative effect of changes in accounting
  principles and minority interest                                    339.6           (152.6)         1,229.1            985.3
Federal income taxes (benefit)                                          6.0            (92.7)           218.8            226.4
Minority interest, net of tax                                           1.3               --              1.3               --
                                                                 ----------       ----------       ----------       ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN
  ACCOUNTING PRINCIPLES                                               332.3            (59.9)         1,009.0            758.9
Cumulative effect of change in accounting for:
  Goodwill and other intangible assets, net of tax                       --               --           (242.6)              --
  Derivative instruments and hedging activities, net of tax              --               --               --              4.5
  Securitized financial assets, net of tax                               --               --               --             (1.3)
                                                                 ----------       ----------       ----------       ----------
NET INCOME (LOSS)                                                $    332.3       $    (59.9)      $    766.4       $    762.1
                                                                 ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE
Income (loss) before cumulative effect of changes in
  accounting principles                                          $     0.33       $    (0.08)      $     1.08       $     0.99
Cumulative effect of changes in accounting principles                    --               --            (0.26)              --
                                                                 ----------       ----------       ----------       ----------
Net income (loss)                                                $     0.33       $    (0.08)      $     0.82       $     0.99
                                                                 ==========       ==========       ==========       ==========

Weighted average number of common shares outstanding                1,000.0            769.0            932.3            769.0
                                                                 ==========       ==========       ==========       ==========

DILUTED EARNINGS PER SHARE
Income (loss) before cumulative effect of changes in
  accounting principles                                          $     0.33       $    (0.08)      $     1.08       $     0.99
Cumulative effect of changes in accounting principles                    --               --            (0.26)              --
                                                                 ----------       ----------       ----------       ----------
Net income (loss)                                                $     0.33       $    (0.08)      $     0.82       $     0.99
                                                                 ==========       ==========       ==========       ==========

Weighted average number of common shares outstanding
  and common stock equivalents                                      1,002.0            769.0            933.0            769.0
                                                                 ==========       ==========       ==========       ==========

            See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (in millions, except shares and per share data)

                                                                        SEPTEMBER 30,
                                                                            2002        DECEMBER 31,
                                                                        (UNAUDITED)        2001
                                                                        -----------        ----
ASSETS
Fixed maturities, available for sale at fair value (including
  $655.8 and $975.7 subject to securities lending agreements)
  (amortized cost $27,407.3 and $25,460.5)                                $28,805.4       $25,850.7
Equity securities, at fair value (cost $923.0 and $1,052.2)                   929.3         1,055.7
Mortgage loans                                                                260.3           274.4
Real estate held for sale                                                      39.0            38.3
Short-term securities                                                       3,078.4         2,798.3
Trading securities, at fair value                                              37.1           628.1
Other investments                                                           2,284.1         1,973.1
                                                                          ---------       ---------
  Total investments                                                        35,433.6        32,618.6
                                                                          ---------       ---------

Cash                                                                          232.8           236.9
Investment income accrued                                                     368.7           359.5
Premium balances receivable                                                 3,884.5         3,657.0
Reinsurance recoverables                                                   10,346.8        11,047.3
Deferred acquisition costs                                                    874.5           768.1
Deferred federal income taxes                                                 754.6         1,182.4
Contractholder receivables                                                  2,248.7         2,197.8
Goodwill                                                                    2,411.5         2,576.5
Receivables for investment sales                                              309.7           129.7
Other assets                                                                2,833.0         3,004.0
                                                                          ---------       ---------
  Total assets                                                            $59,698.4       $57,777.8
                                                                          =========       =========

LIABILITIES
Claims and claim adjustment expense reserves                              $30,550.6       $30,736.6
Unearned premium reserves                                                   6,406.5         5,666.9
Contractholder payables                                                     2,248.7         2,197.8
Notes payable to former affiliates                                          1,500.0         1,697.7
Long-term debt                                                                376.8           379.8
Convertible junior subordinated notes payable                                 867.6              --
Convertible notes payable                                                      49.7              --
Payables for investment purchases                                           1,248.4           485.2
Securities lending payable                                                    672.7         1,001.7
Other liabilities                                                           3,717.1         4,025.8
                                                                          ---------       ---------
  Total liabilities                                                        47,638.1        46,191.5
                                                                          ---------       ---------
TIGHI-obligated mandatorily redeemable securities of
  subsidiary trusts holding solely junior subordinated
  debt securities of TIGHI                                                    900.0           900.0
                                                                          ---------       ---------

SHAREHOLDERS' EQUITY
Common Stock:
   Class A, $.01 par value, 1.5 billion shares authorized,
     503.3 million issued and outstanding at September 30,
     2002; 269.0 million issued and outstanding at December 31, 2001            5.0             2.7
   Class B, $.01 par value, 1.5 billion shares authorized,
     500.0 million issued and outstanding                                       5.0             5.0
Additional paid-in capital                                                  8,591.8         4,433.0
Retained earnings                                                           1,674.9         6,004.2
Accumulated other changes in equity from nonowner sources                     915.1           241.4
Treasury stock, at cost (shares 83,580 and 0)                                  (1.1)             --
Unearned compensation                                                         (30.4)             --
                                                                          ---------       ---------
  Total shareholders' equity                                               11,160.3        10,686.3
                                                                          ---------       ---------
  Total liabilities and shareholders' equity                              $59,698.4       $57,777.8
                                                                          =========       =========


           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF
                   CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (in millions)

For the Nine Months Ended September 30, 2002                                DOLLARS         SHARES
--------------------------------------------                                -------         ------
COMMON STOCK AND ADDITIONAL PAID IN CAPITAL
PAID-IN CAPITAL

Balance, beginning of period                                               $ 4,440.7           769.0
Net proceeds from initial public offering                                    4,089.5           231.0
Employee stock-based compensation plans                                         55.6             3.4
Other                                                                           16.0              --
                                                                           ---------       ---------
Balance, end of period                                                       8,601.8         1,003.4
                                                                           ---------       ---------
RETAINED EARNINGS

Balance, beginning of period                                                 6,004.2
Net income                                                                     766.4
Receipts from former subsidiary                                                157.5
Dividends                                                                   (5,253.2)
                                                                           ---------
Balance, end of period                                                       1,674.9
                                                                           ---------

ACCUMULATED OTHER CHANGES IN EQUITY FROM NONOWNER SOURCES, NET OF TAX
Balance, beginning of period                                                   241.4
Net unrealized gain on investment securities                                   657.1
Other                                                                           16.6
                                                                           ---------
Balance, end of period                                                         915.1
                                                                           ---------

TREASURY STOCK (AT COST)

Balance, beginning of year                                                        --              --
Net employee stock-based compensation plans                                     (1.1)           (0.1)
                                                                           ---------       ---------
Balance, end of period                                                          (1.1)           (0.1)
                                                                           ---------       ---------

UNEARNED COMPENSATION
Balance, beginning of year                                                        --
Net issuance of restricted stock under employee stock-based
    compensation plans                                                         (30.4)
                                                                           ---------
Balance, end of period                                                         (30.4)
                                                                           ---------       ---------
    Total shareholders' equity and shares outstanding                      $11,160.3         1,003.3
                                                                           =========       =========

           See notes to condensed consolidated financial statements.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
                                  (in millions)

For the Nine Months Ended September 30,                                                     2002            2001
---------------------------------------                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                                             $   766.4       $   762.1
  Adjustments to reconcile net income to net cash provided by operating activities:
    Realized investment (gains) losses                                                        58.5          (337.9)
    Cumulative effect of changes in accounting principles, net of tax                        242.6            (3.2)
    Depreciation and amortization                                                             30.6            91.3
    Deferred federal income taxes                                                            (72.0)            2.5
    Amortization of deferred policy acquisition costs                                      1,334.8         1,103.2
    Premium balances receivable                                                             (227.5)         (310.2)
    Reinsurance recoverables                                                                 700.5        (1,147.7)
    Deferred policy acquisition costs                                                     (1,441.2)       (1,198.4)
    Insurance reserves                                                                       553.6         1,863.0
    Trading account activities                                                               117.9           (57.9)
    Other                                                                                    127.0          (168.8)
                                                                                         ---------       ---------
       Net cash provided by operating activities                                           2,191.2           598.0
                                                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities of investments
    Fixed maturities                                                                       1,814.7         1,403.9
    Mortgage loans                                                                            14.1            13.5
  Proceeds from sales of investments
    Fixed maturities                                                                       9,067.2        11,296.1
    Equity securities                                                                        373.0           369.7
    Real estate held for sale                                                                  0.7              --
  Purchases of investments

    Fixed maturities                                                                     (13,028.6)      (12,133.0)
    Equity securities                                                                       (248.6)         (185.0)
    Mortgage loans                                                                              --            (3.0)
    Real estate held for sale                                                                 (1.2)           (5.2)
 Short-term securities, (purchases) sales, net                                              (280.1)         (459.5)
 Other investments, net                                                                      413.6          (280.7)
 Securities transactions in course of settlement                                             234.0           (14.5)
                                                                                         ---------       ---------
       Net cash provided by (used in) investing activities                                (1,641.2)            2.3
                                                                                         ---------       ---------

                                   -Continued-

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited), Continued
                                  (in millions)

For the Nine Months Ended September 30,                                2002            2001
---------------------------------------                                ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of convertible notes, net                                    917.3              --
  Issuance of short-term debt                                              --           211.8
  Payment of long-term debt                                              (3.0)         (500.0)
  Issuance of note payable to former affiliate                             --           275.0
  Payment on note payables to former affiliates                      (5,299.0)         (540.0)
  Initial public offering                                             4,089.5              --
  Receipts from former affiliates                                       157.5           473.0
  Dividend to former affiliate                                         (157.5)         (526.0)
  Payment of dividend on subsidiary's preferred stock                    (0.9)             --
 Purchase of real estate from former affiliate                          (68.2)             --
 Transfer of employee benefit obligations to former affiliates         (172.4)             --
 Transfer of lease obligations to former affiliate                      (87.8)             --
 Minority investment in subsidiary                                       89.5              --
 Other                                                                  (19.1)             --
                                                                    ---------       ---------
     Net cash used in financing activities                             (554.1)         (606.2)
                                                                    ---------       ---------

Net decrease in cash                                                     (4.1)           (5.9)
Cash at beginning of period                                             236.9           196.3
                                                                    ---------       ---------
Cash at end of period                                               $   232.8       $   190.4
                                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Income taxes paid                                                 $    83.2       $   355.3
  Interest paid                                                     $    90.0       $    79.8
                                                                    =========       =========

            See notes to condensed consolidated financial statements

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    General

      The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TPC) and its subsidiaries (collectively, the Company). These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. In the opinion of the Company's management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, included in the Company's Registration Statement on Form S-1, which was declared effective on March 21, 2002 (Registration No. 333-82388).

      Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. In addition, certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

      TPC was reorganized in connection with its initial public offering (IPO) in March 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC's consolidated financial statements have been adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company (TIC) and its subsidiaries (U.S. life insurance operations), certain other wholly-owned non-insurance subsidiaries of TPC and substantially all of TPC's assets and certain liabilities not related to the property casualty business.

      In March 2002, TPC issued 231 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC's common equity. After the IPO, Citigroup Inc. (Citigroup) beneficially owned all of the 500 million shares of TPC's outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC's class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC's voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the Offerings. During the first quarter of 2002, TPC paid three dividends of $1.0 billion, $3.7 billion and $395.0 million, aggregating $5.095 billion, which were each in the form of notes payable to Citigroup. The proceeds of the offerings were used to prepay the $395.0 million note and substantially prepay the $3.7 billion note.

     In conjunction with the corporate reorganization and the offerings described above, during March 2002, the Company entered into an agreement with Citigroup which provides that in any year in which the Company records additional asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, Citigroup will pay to the Company the amount of any such excess up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During the quarter ended September 30, 2002, the Company recorded $245.0 million of asbestos incurred losses, net of reinsurance, in excess of the annual deductible. For the three and nine months ended September 30, 2002, other revenues include $159.3 million recoverable from Citigroup under this agreement. Included in federal income taxes in the condensed consolidated statement of income is a tax benefit of $85.7 million related to the asbestos charge. After the current quarter charge, $555.0 million of future recoveries (including tax benefits) remains available under this agreement (see note 10).

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

1.    General, Continued

      On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC's common equity and more than 90% of the combined voting power of TPC's outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At September 30, 2002, Citigroup was a holder of 9.96% of TPC's common equity and 9.98% of the combined voting power of TPC's outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution is tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

      On August 20, 2002, in connection with the Citigroup Distribution, stock-based awards held by Company employees on that date under Citigroup's various incentive plans were cancelled and replaced by awards under the Company's own incentive programs (see note 9), which awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. In the case of Citigroup Capital Accumulation Plan awards of restricted stock and deferred shares, the unvested outstanding awards were cancelled and replaced by awards comprising 3.1 million of newly issued shares of TPC class A common stock at a total market value of $53.3 million based on the closing price of the class A common stock on August 20, 2002. The value of these newly issued shares along with the TPC class A and class B common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards. In the case of Citigroup stock option awards, all outstanding vested and unvested awards held by Company employees were cancelled and replaced with options to purchase the TPC class A common stock. The total number of the TPC class A common stock subject to the replacement option awards was 56.9 million shares of which
      24.6 million were then exercisable. The number of shares of the TPC class A common stock to which the replacement options relates and the per share exercise price of the replacement options were determined so that:

            - The intrinsic value of each Citigroup option, which was the difference between the closing price of Citigroup's common stock on August 20, 2002 and the exercise price of the Citigroup options, was preserved in each replacement option for the Company's class A common stock.

            - The ratio of the exercise price of the replacement option to the closing price of the Company's class A common stock on August 20, 2002, immediately after the Citigroup Distribution, was the same as the ratio of the exercise price of the Citigroup option to the price of Citigroup common stock immediately before the Citigroup Distribution.

      TPC's consolidated financial statements include the accounts of its primary subsidiary, Travelers Insurance Group Holdings Inc. (TIGHI), a property casualty insurance holding company. Also included are the accounts of CitiInsurance International Holdings Inc. and its subsidiaries (CitiInsurance), the principal assets of which are investments in the property casualty and life operations of Fubon Insurance Co., Ltd. and Fubon Assurance Co., Ltd., with respect to results prior to March 1, 2002. On February 28, 2002, the Company sold CitiInsurance to other Citigroup affiliated companies for $402.6 million, its net book value. The Company has applied $137.8 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, the Company has purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68.2 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, the Company transferred $172.4 million and $87.8 million, respectively, to Citigroup affiliated companies.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

1.    General, Continued

      Prior to the Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactively to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $28.1 million for the period from April 1, 2002 through September 30, 2002. Either party may terminate the agreement effective on or after March 31, 2003 upon 90 days prior notice. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, were not significant to the Company's results of operations or financial condition.

      Certain equity securities with readily determinable fair values in the amount of $361.2 million and owned directly by the Company were reported in trading securities at December 31, 2001. As part of the Citigroup Distribution, these investments have been restructured such that the Company no longer controls the investments. As a result, these investments are now equity securities accounted for under the equity method. There is no impact on earnings related to this change. These investments have been reclassified to other investments. In addition, similar investments included in equity securities at December 31, 2001, in the amount of $31.4 million and $26.6 million at September 30, 2002 and December 31, 2001, respectively, have been reclassified to other investments. Other investments includes common stocks, limited partnerships and real estate joint ventures accounted for under the equity method.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.    Changes in Accounting Principles, Continued

      The Company stopped amortizing goodwill on January 1, 2002. Net income and earnings per share adjusted to exclude goodwill amortization expense for the three and nine months ended September 30, 2001 are as follows:

                                           THREE MONTHS ENDED     NINE MONTHS ENDED
(in millions, except per share data)       SEPTEMBER 30, 2001     SEPTEMBER 30, 2001
------------------------------------       ------------------     ------------------
NET INCOME (LOSS)
 Reported net income (loss)                    $  (59.9)              $  762.1
 Goodwill amortization                             17.9                   53.7
                                               --------               --------
 Adjusted net income (loss)                    $  (42.0)              $  815.8
                                               ========               ========

BASIC AND DILUTED EARNINGS PER SHARE

 Reported earnings per share (loss)            $  (0.08)              $   0.99
 Goodwill amortization                             0.03                   0.08
                                               --------               --------
 Adjusted earnings per share (loss)            $  (0.05)              $   1.07
                                               ========               ========

      During the quarter ended March 31, 2002, the Company performed the transitional impairment tests using the fair value approach required by FAS 142. Based on these tests, the Company impaired $220.0 million of goodwill and $22.6 million of indefinite-lived intangible assets representing the value of insurance operating licenses, all attributable to The Northland Company and subsidiaries (Northland), as a cumulative catch-up adjustment as of January 1, 2002. The fair value of the Northland reporting unit was based on the use of a multiple of earnings model. The fair value of Northland's indefinite-lived intangible assets was based on the present value of estimated net cash flows.

      The Company had customer-related intangible assets with a gross carrying amount of $470.6 million as of both September 30, 2002 and December 31, 2001, and with accumulated amortization of $82.0 million and $55.4 million as of September 30, 2002 and December 31, 2001, respectively, which are included in other assets in the condensed consolidated balance sheet. Amortization expense was $8.9 million and $7.5 million for the three month periods ended September 30, 2002 and 2001, respectively, and was $26.6 million and $25.6 million for the nine month periods ended September 30, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $8.9 million for the remainder of 2002, $35.4 million in 2003, $34.0 million in 2004, $31.1 million in 2005 and $29.6 million in each of 2006 and 2007.

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization) of the asset ceases. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.    Changes in Accounting Principles, Continued

      Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others

      Effective January 1, 2002, the Company adopted American Institute of Certified Public Accountants Accounting Standards Executive Committee Statement of Position 01-06, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-06). This SOP applies to any entity that lends to or finances the activities of others. SOP 01-06 clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. SOP 01-06 provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions. This SOP also provides specific guidance for other types of transactions specific to certain financial institutions. To the extent an entity is not considered such a financial institution, the other guidance provided is not applicable. The adoption of this SOP did not have a significant impact on the Company's results of operations, financial condition or liquidity.

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

      As a result of adopting FAS 133, the Company recorded a benefit of $4.5 million after tax, reflected as a cumulative catch-up adjustment in the condensed consolidated statement of income and a charge of $4.0 million after tax, reflected as a cumulative catch-up adjustment in the accumulated other changes in equity from nonowner sources section of shareholders' equity. In addition, the Company redesignated certain investments as trading from available for sale in accordance with the transition provisions of FAS 133 resulting in a gross gain of $8.0 million after tax, reflected in realized investment gains (losses).

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.    Changes in Accounting Principles, Continued

      Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

      Effective April 1, 2001, the Company adopted FASB Emerging Issues Task Force (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income on and impairment of certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 is to be recorded as a cumulative catch-up adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interests falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $1.3 million after tax, reflected as a cumulative catch-up adjustment. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

3.    Changes in Balance Sheet Presentation

      The following balance sheet line items have been presented as separate line items in the consolidated balance sheet. Prior periods have been reclassified to conform to this presentation. Previously these items were included in either Other Assets or Other Liabilities.

      Receivables for Investment Sales

      Represents amounts due the Company from investment brokers for securities sold, which are recorded as of trade date, for which the Company, in the normal course of securities settlement, has not yet received the proceeds.

      Payables for Investment Purchases

      Represents amounts owed by the Company to investment brokers for securities purchased, which are recorded as of trade date, for which the Company, in the normal course of securities settlement, has not yet settled the purchase.

      Securities Lending Payable

      The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally maintains cash collateral received from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests it in a short-term investment pool. The loaned securities remain a recorded asset of the Company; however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.    Accounting Standards Not Yet Adopted

      Stock-Based Compensation

      Effective January 1, 2003, the Company will adopt the fair value method of accounting for its employee stock-based compensation plans as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 indicates that the fair value method is the preferable method of accounting. The Company expects to adopt the fair value method prospectively to awards granted or modified after January 1, 2003 as currently required by FAS 123. The Company does not expect the impact of adopting FAS 123 to be significant in 2003.

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

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.    Segment Information

                                                                    TOTAL
(at and for the three months       COMMERCIAL      PERSONAL       REPORTABLE
ended September 30, in millions)     LINES          LINES          SEGMENTS
--------------------------------     -----          -----          --------
2002
Revenues
   Premiums                        $ 1,757.8       $ 1,117.5       $ 2,875.3
   Net investment income               357.8            83.4           441.2
   Fee income                          118.6              --           118.6
   Realized investment losses          (34.3)          (17.1)          (51.4)
   Other revenues                      160.9            19.6           180.5
                                   ---------       ---------       ---------
     Total revenues                $ 2,360.8       $ 1,203.4       $ 3,564.2
                                   =========       =========       =========
Operating income (1)               $   294.7       $    92.0       $   386.7
Assets                              50,325.0         9,026.7        59,351.7
                                   =========       =========       =========
2001
Revenues
   Premiums                        $ 1,310.8       $ 1,003.4       $ 2,314.2
   Net investment income               382.1            95.9           478.0
   Fee income                           93.2              --            93.2
   Realized investment gains            89.2             9.1            98.3
   Other revenues                        3.3            17.4            20.7
                                   ---------       ---------       ---------
     Total revenues                $ 1,878.6       $ 1,125.8       $ 3,004.4
                                   =========       =========       =========
Operating income (loss) (1)        $  (132.0)      $    34.8       $   (97.2)
Assets                              46,897.6         8,530.3        55,427.9
                                   =========       =========       =========

(1) Operating income (loss) excludes realized investment gains (losses) and restructuring charges and is reflected net of tax and minority interest.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.    Segment Information, Continued

                                                                              TOTAL
(at and for the nine months ended          COMMERCIAL       PERSONAL        REPORTABLE
September 30, in millions)                   LINES           LINES           SEGMENTS
--------------------------                   -----           -----           --------
2002
Revenues
   Premiums                                $  5,000.8      $  3,215.8       $  8,216.6
   Net investment income                      1,109.9           283.0          1,392.9
   Fee income                                   330.1              --            330.1
   Realized investment gains (losses)            15.5           (74.4)           (58.9)
   Other revenues                               174.8            59.9            234.7
                                           ----------      ----------       ----------
     Total revenues                        $  6,631.1      $  3,484.3       $ 10,115.4
                                           ==========      ==========       ==========

Operating income (1)                       $    882.8      $    233.2       $  1,116.0
Assets                                       50,325.0         9,026.7         59,351.7
                                           ==========      ==========       ==========

2001
Revenues
   Premiums                                $  3,911.8      $  2,925.1       $  6,836.9
   Net investment income                      1,215.7           312.8          1,528.5
   Fee income                                   254.8              --            254.8
   Realized investment gains                    314.6            25.3            339.9
   Other revenues                                34.3            53.8             88.1
                                           ----------      ----------       ----------
     Total revenues                        $  5,731.2      $  3,317.0       $  9,048.2
                                           ==========      ==========       ==========

Operating income(1)                        $    471.2      $    180.9       $    652.1
Assets                                       46,897.6         8,530.3         55,427.9
                                           ==========      ==========       ==========

(1) Operating income excludes realized investment gains (losses), restructuring charges and the cumulative effect of changes in accounting principles, and is reflected net of tax and minority interest.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.    Segment Information, Continued

     BUSINESS SEGMENT RECONCILIATION

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -------------                 -------------
(in millions)                                                  2002           2001           2002           2001
-------------                                                  ----           ----           ----           ----
INCOME RECONCILIATION, NET OF TAX AND MINORITY INTEREST
Total operating income (loss) for reportable segments        $  386.7       $  (97.2)      $1,116.0       $  652.1
Other operating loss (1)                                        (26.6)         (24.5)         (72.5)        (110.7)
Realized investment gains (losses)                              (27.8)          62.6          (32.9)         220.1
Restructuring charges                                              --           (0.8)          (1.6)          (2.6)
Cumulative effect of changes in accounting for:
 Goodwill and other intangible assets, net of tax                  --             --         (242.6)            --
 Derivative instruments and hedging activities                     --             --             --            4.5
 Securitized financial assets                                      --             --             --           (1.3)
                                                             --------       --------       --------       --------
Total consolidated net income (loss)                         $  332.3       $  (59.9)      $  766.4       $  762.1
                                                             ========       ========       ========       ========

      (1) The primary component of the other operating loss is after-tax interest expense of $25.5 million and $30.2 million for the three months ended September 30, 2002 and 2001, respectively, and $73.9 million and $107.1 million for the nine months ended September 30, 2002 and 2001, respectively.

6.    Changes in Equity from Nonowner Sources

      The Company's total changes in equity from nonowner sources are as follows:

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                         -------------                -------------
(in millions)                                         2002          2001           2002          2001
-------------                                         ----          ----           ----          ----
Net income (loss)                                   $  332.3      $  (59.9)      $  766.4      $  762.1
Net unrealized gain on securities                      536.5         193.7          657.1         116.5
Other (1)                                                6.2           2.8           16.6           1.5
Cumulative effect of changes in accounting for
 derivative instruments and hedging activities            --            --             --          (4.0)
                                                    --------      --------       --------      --------
 Total changes in equity from nonowner sources      $  875.0      $  136.6       $1,440.1      $  876.1
                                                    ========      ========       ========      ========

      (1) Includes foreign currency translation adjustments and hedged future contracts.

7.    Earnings per Share (EPS)

      Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares available during the period. The computation of diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares which are assumed to be issued under the Company's 2002 Incentive Plan (see note 9). Excluded from the computation of diluted EPS were 39 million of potentially dilutive shares related to convertible junior subordinated notes (see note 8) because the contingency conditions for their issuance have not been satisfied. Shares have been adjusted for all periods to give effect to the recapitalization in March 2002, prior to the IPO, whereby the outstanding shares of common stock (1,500 shares) were changed into 269 million shares of class A common stock and 500 million shares of class B common stock. For the three and nine months ended September 30, 2002 and 2001, there was no significant effect on EPS from potentially dilutive securities.

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

      TIGHI has a $500.0 million line of credit agreement (the line of credit) with a Citigroup affiliated company. The line of credit expires in December 2006. At September 30, 2002, TIGHI had $500.0 million of borrowings outstanding under the line of credit at an interest rate of 3.6% and with payment due in November 2003.

      TIGHI has a $250.0 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for that line of credit, which expires in 2006. The interest rate for borrowings under this committed line is based on the cost of commercial paper issued by Citicorp. At September 30, 2002, there were no outstanding borrowings under this revolving line of credit.

      In February 2002, TPC paid a dividend of $1.0 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. This note will begin to accrue interest from December 31, 2002 on any outstanding balance at the floating rate of the base rate of Citibank, N.A., New York City plus 2.0%. The Company expects to repay this note from cash available at TPC and TIGHI.

      In February 2002, TPC also paid a dividend of $3.7 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. This note would have begun to bear interest from May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

      In March 2002, TPC paid a dividend of $395.0 million to Citigroup in the form of a note which would have begun to bear interest after May 9, 2002 at a rate of 6.0% per annum. This note was prepaid following the offerings.

      In March 2002, TPC sold 231 million shares of its class A common stock in the IPO, representing approximately 23% of the Company's common equity, for total proceeds of $4.274 billion.

      In March 2002, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes which will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. TPC has the option to defer interest payments on the notes for a period not exceeding 20 consecutive interest periods nor beyond the maturity of the notes. During a deferral period, the amount of interest due to holders of the notes will continue to accumulate, and such deferred interest payments will themselves accrue interest. Deferral of any interest can create certain restrictions for TPC.

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

      During May 2002, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of it's wholly-owned subsidiary TIGHI. TPC is deemed to have no independent assets or operations except for its wholly-owned subsidiary TIGHI. Consolidated financial statements of TIGHI have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of TIGHI debt. The guarantees pertain to the $150.0 million 6.75% Notes due 2006 and the $200.0 million 7.75% Notes due 2026 included in long-term debt and the $900.0 million of TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI (TIGHI Securities). TIGHI has the right, at any time, to defer distributions on the TIGHI Securities for a period not exceeding 20 consecutive quarterly interest periods (though such distributions would continue to accrue interest during any such extended payment period). TIGHI cannot pay dividends during such deferments.

      In August 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company, issued $49.7 million aggregate principal amount of 6.0% convertible notes (the CIRI Notes) which will mature on December 31, 2032 unless earlier redeemed or repurchased (see note 11). Interest on the CIRI Notes is payable quarterly in arrears. The CIRI Notes are convertible as a whole and not in part into shares of CIRI common stock at the option of the holders of 66-2/3% of the aggregate principal amount of the notes, in the event of an Initial Public Offering (IPO) or change of control of CIRI. At any time after the earlier of (a) December 31, 2010 or (b) an IPO by CIRI, the notes may be redeemed by CIRI.

      CIRI also issued $85.9 million of mandatory convertible preferred stock during August 2002 (see note 11). The declaration and payment of dividends to holders of CIRI's convertible preferred stock will be at the discretion of the CIRI Board of Directors and if declared, paid on a cumulative basis for each share of convertible preferred stock at an annual rate of 6% of the stated value per share of the convertible preferred stock. Dividends of $862 thousand were declared and paid during the quarter ended September 30, 2002.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8.    Capital and Debt, Continued

      During September 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time over the subsequent two years in the open market, and it is expected that funding for the program will principally come from operating cash flow. Shares repurchased will be authorized and unissued and are reported as treasury stock in the consolidated balance sheet.

      TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends that can be paid to their parent without prior approval of insurance regulatory authorities. TPC's insurance subsidiaries paid dividends of $825.0 million to TIGHI during the first nine months of 2002. Any dividends to be paid during the remainder of 2002 may be subject to approval by the Connecticut Insurance Department.

9.    Stock Incentive Plans

      The Company's Board of Directors, in connection with the March 2002 IPO, adopted the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the 2002 Incentive Plan). The plan permits grants of stock options, restricted stock and other stock-based awards. The purposes of the plan are to attract and retain employees by providing compensation opportunities that are competitive with other companies, provide incentives to those employees who contribute significantly to the Company's long-term performance and growth, and align employees' long-term financial interest with those of the Company's stockholders. The maximum number of shares of class A and class B common stock that may be issued pursuant to awards granted under the plan is 160.0 million shares.

      The Company's Board of Directors, in connection with the March 2002 IPO, also adopted the Travelers Property Casualty Corp. Compensation Plan for Non-Employee Directors (Directors Plan). Under the directors plan, the directors receive their annual fees in the form of Company common stock. Each director may choose to receive a portion of their fees in cash to pay taxes. Directors may also defer receipt of shares of class A common stock to a future distribution date or upon termination of their service. The shares of class A common stock issued under the Directors Plan come from the 2002 Incentive Plan.

      Stock Option Programs

      The Company has established several stock option programs pursuant to the 2002 Incentive Plan: the Management stock option program and the Wealthbuilder stock option program (see also Restricted Stock Program below). The Management stock option program provides for the granting of stock options to officers and key employees of the Company and its participating subsidiaries. The Wealthbuilder stock option program provides for the granting of stock options to all employees meeting certain requirements. The exercise price of options is equal to the fair market value of the Company's class A common stock at the time of grant. Generally, options may be exercised for a period of ten years from the date of grant, and vest 20% each year over a five-year period and are exercisable only if the optionee is employed by the Company, and for certain periods after employment termination, depending on the cause of termination. The Management stock option program also permits an employee exercising an option to be granted a new option (a reload option) in an amount equal to the number of shares of class A common stock used to satisfy the exercise price and withholding taxes due upon exercise of an option. The reload options are granted at an exercise price equal to the fair market value of the class A common stock on the date of grant, are exercisable for the remaining term of the related original option, and vest six months after the grant date. The Wealthbuilder stock option program does not contain a reload feature.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9.    Stock Incentive Plans, Continued

      Restricted Stock Program

      The Company, through its Capital Accumulation Program (CAP) established pursuant to the 2002 Incentive Plan, issues shares of the Company's common stock in the form of restricted stock awards to eligible officers and key employees. Certain CAP participants may elect to receive part of their awards in restricted stock and part in stock options. The number of shares included in the restricted stock award are calculated at a 25% discount from the market price at the time of the award and generally vest in full after a three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. Unearned compensation expense associated with the restricted stock grants represents the market value of the Company's common stock at the grant date and is recognized as a charge to income ratably over the vesting period.

10.   Commitments and Contingencies

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

      In establishing environmental reserves, the Company evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance the Company has issued to the insured; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.   Commitments and Contingencies, Continued

      Because each insured presents different liability and coverage issues, the Company evaluates the asbestos-related exposure presented by each insured on an insured-by-insured basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role any umbrella or excess insurance the Company has issued to the insured; limits and deductibles; an analysis of each insured's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and allocated claim adjustment expense is determined for each insured by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. The Company's evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

      With respect to its asbestos exposures, the Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review and applicability of the result derived from the division of the ending direct and net reserves by prior period direct and net paid activity, also known as the survival ratio. Losses paid, both direct and ceded, have increased in the first nine months of 2002 compared to the first nine months of 2001. In the second quarter of 2001 there was a substantial one time recovery related to a prior year claim payment. In addition, there has been an acceleration in recent quarters in the rate of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the first nine months of 2002 approximately 60% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company's liability.

      As a result of the processes and procedures described above, management believes that the reserves carried for environmental and asbestos claims at September 30, 2002 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, which may result in the estimates being subject to revision as new information becomes available. These include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with insureds in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10.   Commitments and Contingencies, Continued

      As part of a periodic, ground-up study of asbestos reserves, which is in process, the Company continues to study the implications of these and other significant developments, with special attention to major asbestos defendants and non-products claims alleging that the Company's coverage obligations are not subject to aggregate limits.

      Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results and financial condition in future periods. In March 2002, Citigroup entered into an agreement under which it will provide the Company with financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During the quarter ended September 30, 2002, the Company recorded $245.0 million of asbestos incurred losses, net of reinsurance, in excess of the annual deductible. After the current quarter charge, $555.0 million of future recoveries (including tax benefits) remains available under this agreement.

      In August 2002, the Company entered into an agreement with Shook & Fletcher Insulation Co. (Shook) settling coverage litigation under insurance policies which the Company issued to Shook. Prior to entering into the settlement, Shook had filed a voluntary petition for bankruptcy. In October 2002, the bankruptcy court issued an order approving the settlement with the Company. This settlement is valued at approximately $78.0 million (after reinsurance, tax and discounting). The settlement is subject to customary contingencies, including final court approval. The Company is fully reserved as of September 30, 2002 for its payment obligations under the settlement agreement.

      In May 2002, the Company agreed with approximately three dozen insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. The proposed settlement is subject to a number of significant contingencies, including, among others, the negotiation of a definitive settlement agreement among all the parties and final court approval, which if achieved, is expected to take up to a year or more to occur. Under the proposed settlement, the insurers would have the option of making a single payment in 2004 or up to 20 annual payments ending in 2023. The Company's contribution to the proposed settlement is currently valued at approximately $240.0 million (after tax and discounting) and would be covered by reserves and additional charges that would be taken if the settlement agreement is finalized and other settlement contingencies are met.

      In the ordinary course of business, the Company is a defendant or codefendant in various litigation matters in addition to those related to asbestos. Although there can be no assurances, as of September 30, 2002, in the opinion of the Company's management, based on information currently available, the ultimate resolution of these other legal proceedings would not be likely to have a material adverse effect on the results of the Company's operations, financial condition or liquidity.

               TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11.   Commercial Insurance Resources, Inc.

      On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed its previously announced agreement with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included $85.9 million of mandatory convertible preferred stock, $49.7 million of convertible notes and $3.6 million of common equity, representing a 24% ownership interest, on a fully diluted basis. The dividend rate on the preferred stock is 6.0%. The interest rate on the notes is 6.0% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees' Securities Company, L.P. and Trident Gulf Holding, LLC (collectively, Trident) invested $125.0 million, and a group of approximately 75 senior employees of Gulf invested $14.2 million. Fifty percent of the CIRI senior employees' investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors. Gulf's results are included in the Commercial Lines segment.

12.   Acquisitions

      On October 1, 2001, the Company paid $329.5 million to Citigroup for The Northland Company and its subsidiaries (Northland) and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company (Associates), with a net book value of $356.5 million, was contributed to the Company by Citigroup.

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

- TPC effected a recapitalization whereby the previously outstanding shares of its common stock (1,500 shares), all of which were owned by Citigroup, were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock;

-     TPC amended and restated its certificate of incorporation and bylaws.

As a result of these transactions, TIGHI and its insurance subsidiaries became TPC's principal asset.

INITIAL PUBLIC OFFERING AND CONCURRENT CONVERTIBLE JUNIOR SUBORDINATED NOTES OFFERING

In March 2002, TPC issued 231.0 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC's common equity. After the IPO, Citigroup beneficially owned all of the 500.0 million shares of TPC's outstanding class B common stock, each share of which is entitled to seven votes, and 269.0 million shares of TPC's class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC's voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings. During the first quarter of 2002, TPC paid three dividends of $1.000 billion, $3.700 billion and $395.0 million, aggregating $5.095 billion, which were each in the form of notes payable. The proceeds of the offerings were used to prepay the $395.0 million note and substantially prepay the $3.700 billion note.

CITIGROUP DISTRIBUTION OF OWNERSHIP INTEREST IN TPC

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC's common equity and more than 90% of the combined voting power of TPC's outstanding voting securities. For each 100 shares of Citigroup outstanding common stock approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At September 30, 2002, Citigroup was a holder of 9.96% of TPC's common equity and 9.98% of the combined voting power of TPC's outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution is tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

On August 20, 2002, in connection with the Citigroup Distribution, stock-based awards held by Company employees on that date under Citigroup's various incentive plans were cancelled and replaced by awards under the Company's own incentive programs (see note 9), which awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. In the case of Citigroup Capital Accumulation Plan awards of restricted stock and deferred shares, the unvested outstanding awards were cancelled and replaced by awards comprising 3.1 million of newly issued shares of TPC class A common stock at a total market value of $53.3 million based on the closing price of TPC class A common stock on August 20, 2002. The value of these newly issued shares along with TPC class A and class B common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards. In the case of Citigroup stock option awards, all outstanding vested and unvested awards held by Company employees were cancelled and replaced with options to purchase TPC class A common stock. The total number of TPC class A common stock subject to the replacement option awards was 56.9 million shares of which 24.6 million were then exercisable. The number of shares of TPC class A common stock to which the replacement options relates and the per share exercise price of the replacement options were determined so that:

- The intrinsic value of each Citigroup option, which was the difference between the closing price of Citigroup's common stock on August 20, 2002 and the exercise price of the Citigroup options, was preserved in each replacement option for TPC class A common stock.

- The ratio of the exercise price of the replacement option to the closing price of TPC class A common stock on August 20, 2002, immediately after the Citigroup Distribution, was the same as the ratio of the exercise price of the Citigroup option to the price of Citigroup common stock immediately before the Citigroup Distribution.

OTHER TRANSACTIONS

The following transactions were completed in conjunction with the corporate reorganization and offerings:

In February 2002, the Company paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. This note will begin to accrue interest from December 31, 2002 on any outstanding balance at the floating rate of the base rate of Citibank, N.A., New York City plus 2.0%. The Company expects to repay this note from cash currently available at TPC and TIGHI.

In February 2002, the Company also paid a dividend of $3.700 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. This note would have begun to bear interest from May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

In March 2002, the Company paid a dividend of $395.0 million to Citigroup in the form of a note which would have begun to bear interest after May 9, 2002 at a rate of 6.0% per annum. This note was prepaid following the offerings.

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

During March 2002, the Company entered into an agreement with Citigroup which provides that in any year that the Company records additional asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, Citigroup will pay to the Company the amount of any such excess up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. In the third quarter of 2002, the Company incurred asbestos-related income statement charges, net of reinsurance, of $245.0 million in excess of the annual $150.0 million deductible. Included in other revenues is $159.3 million related to the benefit recoverable from Citigroup under the indemnification agreement which represents the $245.0 million charge in excess of the $150.0 million deductible, reduced by the related tax benefit provided. Included in federal income taxes in the condensed consolidated statement of income is a tax benefit of $85.7 million related to the asbestos charge. At September 30, 2002, $555.0 million remains available, including applicable tax benefits, under the agreement. For additional information see " - Asbestos Claims".

On February 28, 2002, the Company sold CitiInsurance to other Citigroup affiliated companies for $402.6 million, its net book value. The Company has applied $137.8 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, the Company purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68.2 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, the Company transferred $172.4 million and $87.8 million, respectively, to Citigroup affiliated companies.

Prior to the Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactive to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $28.1 million for the period from April 1, 2002 though September 30, 2002. Either party may terminate the agreement effective on or after March 31, 2003 upon 90 days prior notice. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, were not significant to the Company's results of operations or financial condition.

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed its previously announced agreement with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included $85.9 million of mandatory convertible preferred stock, $49.7 million of convertible notes and $3.6 million of common equity, representing a 24% ownership interest of CIRI, on a fully diluted basis. The dividend rate on the preferred stock is 6.0%. The interest rate on the notes is 6.0% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees' Securities Company, L.P. and Trident Gulf Holding, LLC (collectively Trident) invested $125.0 million, and a group of approximately 75 senior employees' of Gulf invested $14.2 million. Fifty percent of the CIRI senior employees investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors.

On October 1, 2001, the Company paid $329.5 million to Citigroup for The Northland Company and its subsidiaries (Northland) and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company (Associates), with a net book value of $356.5 million, was contributed to the Company by Citigroup. These companies are principally engaged in Commercial Lines specialty and transportation business.

CONSOLIDATED OVERVIEW

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.


CONSOLIDATED RESULTS OF OPERATIONS                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   -------------                     -------------
(in millions, except per share data)                           2002             2001             2002             2001
------------------------------------                           ----             ----             ----             ----
Revenues                                                    $  3,563.9       $  3,012.5       $ 10,116.4       $  9,053.6
                                                            ----------       ----------       ----------       ----------

Income (loss) before cumulative effect of changes
  in accounting principles and minority interest            $    333.6       $    (59.9)      $  1,010.3       $    758.9
Minority interest, net of tax                                     (1.3)              --             (1.3)              --
Cumulative effect of changes in accounting principles,
  net of tax                                                        --               --           (242.6)             3.2
                                                            ----------       ----------       ----------       ----------
Net income (loss)                                           $    332.3       $    (59.9)      $    766.4       $    762.1
                                                            ==========       ==========       ==========       ==========

                                                            ----------       ----------       ----------       ----------
Basic and diluted earnings per share
                                                            ----------       ----------       ----------       ----------

Income (loss) before cumulative effect of changes
  in accounting principles and minority interest            $     0.33       $    (0.08)      $     1.08       $     0.99
Minority interest, net of tax                                       --               --               --               --
Cumulative effect of changes in accounting principles               --               --            (0.26)              --
                                                            ----------       ----------       ----------       ----------
Net income (loss)                                           $     0.33       $    (0.08)      $     0.82       $     0.99
                                                            ----------       ----------       ----------       ----------
Weighted average number of common shares outstanding
  (basic)                                                      1,000.0            769.0            932.3            769.0
                                                            ----------       ----------       ----------       ----------
Weighted average number of common shares outstanding
  and common stock equivalents (diluted)                       1,002.0            769.0            933.0            769.0
                                                            ----------       ----------       ----------       ----------

The Company's discussions related to net income and operating income are presented on an after tax basis. All other discussions are presented on a pretax basis, unless otherwise noted.

Net income (loss) was $332.3 million and $766.4 million in the 2002 third quarter and nine months, respectively, compared to $(59.9) million and $762.1 million in the comparable periods of 2001. Net income for the 2001 third quarter and nine months includes losses of $489.5 million related to the terrorist attack on September 11, 2001. Net income included $27.8 million and $32.9 million of realized investment losses in the 2002 third quarter and nine months, respectively, compared to $62.6 million and $220.1 million of realized investment gains in the comparable periods of 2001. Net income for the nine months of 2002 included a charge of $242.6 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The charge due to the adoption of FAS 142 has been accounted for as a cumulative effect of a change in accounting principle.

Operating income (loss), which excludes realized investment gains and losses, restructuring charges, the cumulative effect of the changes in accounting principles and minority interest in 2002, was $360.1 million and $1.044 billion, or $0.36 per share and $1.12 per share (basic and diluted), in the 2002 third quarter and nine months, respectively, compared to $(121.7) million and $541.4 million, or $(0.16) per share and $0.70 per share (basic and diluted), in the comparable periods of 2001. Excluding the impact of the effect of September 11th, operating income for the 2001 third quarter and nine month period would have been $367.8 million and $1.031 billion, respectively.

The 2002 third quarter operating income of $360.1 million decreased $7.7 million compared to $367.8 million for the 2001 comparable period, excluding the impact of September 11th. Impacting operating income was unfavorable prior-year reserve development in the 2002 third quarter of $209.2 million, which included $191.0 million related to asbestos, versus $6.2 million of favorable prior-year reserve development in the prior year quarter, which included $24.4 million of unfavorable development related to asbestos. The increase in asbestos-related reserves is based on the Company's analysis of trends in reported losses, higher levels of claim payments, the current litigation environment and settlement activities. As part of a periodic, ground-up study of asbestos reserves, which is in process, the Company continues to study the implications of these and other significant developments with special attention to major asbestos defendants and non-products claims alleging that the Company's coverage obligations are not subject to aggregate limits. The Company expects to complete this analysis during the 2002 fourth quarter. This was largely offset by a benefit of $159.3 million, included in other revenues, related to recoveries under the Citigroup indemnification agreement. Despite strong cash flows from operations, net investment income of $331.9 million was $27.3 million lower than the prior year period due to reduced returns in the Company's alternative investments portfolio which comprises primarily private, public and real estate equity investments, and the lower interest rate environment. The 2002 third quarter was also unfavorably impacted by higher weather related catastrophe losses. Significantly benefiting 2002 third quarter operating income was the favorable premium rate environment, higher production levels, the elimination of goodwill amortization, lower interest expense and disciplined expense management.

The 2002 nine months operating income reflects similar trends to the 2002 third quarter results. Operating income of $1.044 billion for the 2002 nine months increased $12.6 million compared to $1.031 billion for the 2001 comparable nine months, excluding the impact of September 11th. Operating income in the 2002 nine months included unfavorable prior-year reserve development of $336.6 million, which included $256.8 million related to asbestos, versus $34.6 million of favorable prior-year reserve development in the prior year period, which included $73.8 million of unfavorable development related to asbestos. This was offset by a benefit of $159.3 million, included in other revenues, related to recoveries under the Citigroup indemnification agreement. The 2002 nine months net investment income of $1.039 billion was down $84.5 million compared to $1.124 billion in the 2001 nine months, reflecting similar trends to the third quarter. Significantly offsetting the above for the nine months of 2002 was the favorable premium rate environment, lower weather related catastrophe losses of $35.8 million in the 2002 nine months compared to $62.8 million of weather related catastrophe losses in the prior year period, the elimination of goodwill amortization, lower interest expense, and disciplined expense management.

Revenues of $3.564 billion and $10.116 billion in the 2002 third quarter and nine months, respectively, increased $551.4 million and $1.063 billion from the comparable periods of 2001. The increases were primarily attributable to the inclusion of Northland and Associates in the 2002 third quarter and nine months, the $159.3 million benefit of the Citigroup indemnification agreement, which is included in other revenues, and premium rate increases, offset by net realized investment losses in 2002 compared to net realized investment gains in 2001 and lower net investment income. Revenues related to Northland and Associates in the 2002 third quarter and nine months were $276.6 million and $794.1 million, respectively. The increase in the 2002 third quarter revenue reflects a $561.1 million increase in earned premiums, offset by $51.3 million of realized investment losses in the third quarter of 2002 compared to $96.3 million of realized investment gains in the third quarter of 2001 and a $47.4 million decrease in net investment income. The increase in the 2002 nine months revenue reflects a $1.380 billion increase in earned premiums, offset by $58.5 million of realized investment losses in the 2002 nine month period compared to $337.9 million of realized investment gains in the 2001 nine month period and a $141.9 million decrease in net investment income. Realized investment losses include $34.7 million and $223.6 million of impairments in the 2002 third quarter and nine months, respectively, compared to $18.8 million and $45.4 million in the comparable periods of 2001. Included in the 2002 nine months impairments was a $71.6 million write down of the fair value of the Company's investments in WorldCom bonds, from $83.5 million to $11.9 million.

Earned premiums increased $561.1 million and $1.380 billion to $2.875 billion and $8.217 billion in the 2002 third quarter and nine months, respectively, from $2.314 billion and $6.837 billion in the comparable periods of 2001. The increase in earned premiums in the 2002 third quarter and nine months was due to the inclusion of Northland and Associates in the third quarter and nine months of 2002 and rate increases on renewal business in both Commercial Lines and Personal Lines. Earned premiums related to Northland and Associates in the 2002 third quarter and nine months were $261.1 million and $723.7 million, respectively.

Net investment income was $440.7 million and $1.393 billion in the 2002 third quarter and nine months, respectively, a decrease of $47.4 million and $141.9 million from the comparable periods of 2001. The declines resulted from a reduction in after-tax investment yields to 4.0% and 4.3% in the 2002 third quarter and nine months, respectively, from 4.8% and 5.1% in the 2001 comparable periods. The decrease in after-tax yields reflected reduced returns in the Company's alternative investment portfolio and the lower interest rate environment. The impact of lower yields was partially offset by the rise in average invested assets due to the Northland and Associates acquisitions and increased cash flow from operations.

Fee income was $118.6 million and $330.1 million in the 2002 third quarter and nine months, respectively, a $25.4 million and $75.3 million increase from the comparable periods of 2001. National Accounts within Commercial Lines is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks and claims and policy management services to workers' compensation and automobile assigned risk plans and to self insurance pools. The increases in fee income were primarily due to the favorable rate environment and the repopulation of the involuntary pools. Claim volume under administration increased to $549.8 million and $2.016 billion for the 2002 third quarter and nine months, respectively, compared to $414.0 million and $1.659 billion for the comparable periods in 2001.

Other revenues increased to $180.6 million and $234.9 million in the 2002 third quarter and nine months, respectively, from $20.7 million and $88.8 million in the comparable periods of 2001. The increases in other revenues primarily reflects a benefit of $159.3 million related to recoveries under the Citigroup indemnification agreement.

Claims and expenses of $3.224 billion and $8.887 billion in the 2002 third quarter and nine months, respectively, increased $59.2 million and $819.0 million from $3.165 billion and $8.068 billion in the comparable periods of 2001. The 2002 increases were primarily due to the inclusion in 2002 of Northland and Associates, changes in prior-year reserve development and increased loss cost trends, partially offset by the $704.0 million impact in 2001 of the terrorist attack on September 11th. The inclusion of Northland and Associates in the 2002 third quarter and nine months added $350.0 million and $858.3 million, respectively, to claims and expenses. Also impacting the increase in claims and expenses was the impact of unfavorable prior year reserve development in 2002 of $321.8 million and $517.9 million, for the third quarter and nine months, respectively, compared to 2001 favorable prior year reserve development of $9.6 million and $53.2 million, respectively. The most significant component of prior-year reserve development in the 2002 third quarter and nine months was asbestos-related incurrals of $293.8 million and $395.0 million for the 2002 third quarter and nine months, which increased $256.2 million and $281.5 million, respectively, over 2001 comparable periods. This increase in asbestos-related reserves is based on the Company's analysis of trends in reported losses, higher levels of claim payments, the current litigation environment and settlement activities. For additional information see " - Asbestos Claims." These increases were also partially offset by the benefit of a reduction in the estimated 2002 accident year loss ratio, primarily in automobile due to greater than expected moderation in loss cost trends, lower interest expense, the elimination of goodwill amortization, underwriting discipline and expense management.

The Company's effective federal tax rate was 2% and 18% in the 2002 third quarter and nine months, compared to (61)% and 23% in the comparable periods of 2001. The effective tax rates for the 2002 periods reflect the impact of non-taxable recoveries of $159.3 million related to the indemnification agreement with Citigroup and non-taxable investment income. The effective tax rates for the 2001 periods reflect the impact of losses associated with the terrorist attack on September 11th, which changed the mix of taxable and non-taxable income or loss.

The statutory and GAAP combined ratios were as follows:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------                  -------------
                                                          ADJUSTED(1)                         ADJUSTED(1)
                                       2002      2001        2001        2002        2001        2001
=========================================================================================================
STATUTORY:
    Loss and Loss Adjustment
       Expense (LAE ratio)             81.0%     102.9%      70.9%        76.9%      83.1%       72.3%
    Underwriting expense ratio         25.3       27.5       27.0         25.4       27.4        27.3
    Combined ratio before
       policyholder dividends         106.3      130.4       97.9        102.3      110.5        99.6
    Combined ratio                    106.4      130.7       98.2        102.4      110.8        99.9
---------------------------------------------------------------------------------------------------------
GAAP:
    Loss and LAE ratio                 71.8%     102.7%      70.7%        73.4%      82.9%       72.1%
    Underwriting expense ratio         26.1       27.7       27.2         26.2       28.5        28.3
    Combined ratio before
       policyholder dividends          97.9      130.4       97.9         99.6      111.4       100.4
    Combined ratio                     98.0      130.7       98.2         99.7      111.7       100.7
=========================================================================================================

(1) Adjusted 2001 ratios exclude the effect of the terrorist attack on September 11, 2001.

GAAP combined ratios differ from statutory combined ratios primarily due to the exclusion of asbestos-related losses subject to recoverability under the Citigroup indemnification agreement for GAAP ratio computation purposes only. The Citigroup indemnification agreement is between TPC (a non insurance company) and Citigroup and therefore does not impact statutory results. GAAP combined ratios also differ from statutory combined ratios due to the deferral and amortization of certain expenses for GAAP reporting purposes only. Commencing in the third quarter of 2002, the GAAP underwriting expense ratio has been computed using net earned premiums. Previously, this ratio for GAAP purposes was computed using net written premiums. Prior periods have been restated to conform to this new presentation.

The 2002 third quarter and nine month statutory combined ratios include the $245.0 million of asbestos-related losses subject to the indemnification agreement with Citigroup that added 8.5 points and 3.0 points to both the statutory loss and loss adjustment expense ratio and the statutory combined ratio for the 2002 third quarter and nine months, respectively.

Although the 2002 third quarter GAAP combined ratio before policyholder dividends was level compared to the 2001 third quarter, excluding the impact of the terrorist attack on September 11th, it reflects an increase in the loss and loss adjustment expense ratio offset by an improvement in the underwriting expense ratio. The increase in the loss and loss adjustment expense ratio is primarily due to unfavorable prior-year reserve development in the 2002 third quarter compared to favorable prior-year reserve development in the prior year quarter. To a lesser degree, 2002 was impacted by weather related catastrophe losses compared to no natural catastrophes in the prior year quarter. Offsetting this was the benefit of the favorable premium rate environment as well as targeted changes in the Company's business mix. The improvement in the underwriting expense ratio is primarily attributed to the elimination of goodwill amortization and the benefit of premium rate increases, partially offset by higher contingent commission expense in the 2002 third quarter due to improved underwriting results and a nonrecurring expense benefit in the prior year quarter.

The improvement in the 2002 nine month GAAP combined ratios before policyholder dividends compared to the 2001 nine month period, excluding the impact of the terrorist attack on September 11th, reflects an increase in the loss and loss adjustment expense ratio partially offset by an improvement in the underwriting expense ratio. The increase in the loss and loss adjustment expense ratio is primarily attributed to unfavorable prior-year reserve development in the 2002 nine months compared to a favorable prior-year reserve development in the prior year period. Offsetting this was the benefit of the favorable premium rate environment as well as targeted changes in the Company's business mix, and lower weather related catastrophe losses in the 2002 nine months compared to the prior year period. The improvement in the underwriting expense ratio reflects similar trends to the 2002 third quarter ratio, including an improvement from the elimination of goodwill amortization.

SEGMENT RESULTS

COMMERCIAL LINES

=============================================================================================================
                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
(in millions)                                                 2002          2001          2002          2001
=============================================================================================================
Revenues                                                    $2,360.8     $ 1,878.6     $ 6,631.1     $5,731.2
-------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of changes
    in accounting principles and minority interest          $  273.5     $   (74.0)    $   894.3     $  676.1
Minority interest, net of tax                                   (1.3)           --          (1.3)        --
Cumulative effect of changes in accounting principles,
    net of tax                                                    --            --        (242.6)         2.7
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $  272.2     $   (74.0)    $   650.4     $  678.8
=============================================================================================================

Net income (loss) was $272.2 million and $650.4 million in the 2002 third quarter and nine months, respectively, compared to $(74.0) million and $678.8 million in the comparable periods of 2001. The 2001 quarter and nine months include a net loss of $447.9 million related to the terrorist attack on September 11, 2001. Commercial Lines net income included $22.5 million of realized investment losses and $10.2 million of realized investment gains in the 2002 third quarter and nine months, respectively, compared to $58.0 million and $204.9 million of realized investment gains in the comparable periods of 2001. Net income for the 2002 nine months included a charge of $242.6 million related to the initial adoption of FAS 142, which has been accounted for as a cumulative effect of a change in accounting principle.

Commercial Lines operating income (loss), which excludes realized investment gains and losses, the cumulative effect of the changes in accounting principles described above and minority interest in 2002, was $294.7 million and $882.8 million in the 2002 third quarter and nine months, respectively, compared to $(132.0) million and $471.2 million in the comparable periods of 2001. Excluding the impact of the effect of September 11th, operating income for the 2001 third quarter and nine month period would have been $315.9 million and $919.1 million, respectively.

Operating income of $294.7 million in the 2002 third quarter was down $21.2 million compared to $315.9 million in the 2001 comparable quarter, excluding the impact of September 11th. This decrease reflects unfavorable prior-year reserve development in the 2002 third quarter of $207.2 million versus $3.0 million of favorable prior-year reserve development in the prior year quarter. The 2002 third quarter prior-year reserve development includes a $191.0 million charge related to asbestos versus a charge of $24.4 million in the prior period quarter. This current period increase in asbestos-related reserves is based on the Company's analysis of trends in reported losses, higher levels of claim payments, the current litigation environment and settlement activities. As part of a periodic, ground-up study of asbestos reserves, which is in process, the Company continues to study the implications of these and other significant developments, with special attention to major asbestos defendants and non-products claims alleging that the Company's coverage obligations are not subject to aggregate limits. The Company expects to complete this analysis during the 2002 fourth quarter. The current period charge was largely offset by a benefit of $159.3 million, included in other revenues, related to recoveries under the Citigroup indemnification agreement. Despite strong cash flows from operations, net investment income of $270.7 million was $13.0 million lower than the prior year quarter due to reduced returns in the Company's alternative investments portfolio and the lower interest rate environment. Significantly offsetting the above was the benefit of the favorable premium rate environment and higher production levels. The elimination of goodwill amortization and disciplined expense management also benefited 2002 third quarter operating income.

Operating income of $882.8 million for the 2002 nine months was down $36.3 million compared to $919.1 million for the 2001 comparable period, excluding the impact of September 11th. The 2002 nine months operating income reflects similar trends to the 2002 third quarter results. This decrease reflects unfavorable prior-year reserve development in the 2002 nine months of $328.8 million versus $18.3 million of favorable prior-year reserve development in the prior year period. The 2002 nine month prior-year reserve development includes a $256.8 million charge related to asbestos versus a charge of $73.8 million in the prior year period. The current period charge was partially offset by a benefit of $159.3 million, included in other revenues, related to recoveries under the Citigroup indemnification agreement. In addition, net investment income of $833.6 million was $61.9 million lower than the 2001 nine months. Additionally, there were no natural catastrophe losses in the 2002 nine months compared to $20.5 million of weather related catastrophe losses in the prior year period. Significantly offsetting the above was the benefit of the favorable premium rate environment and higher production levels. The elimination of goodwill amortization and disciplined expense management also benefited 2002 nine month operating income.

Revenues of $2.361 billion and $6.631 billion in the 2002 third quarter and nine months, respectively, increased $482.2 million and $899.9 million from $1.879 billion and $5.731 billion in the comparable periods of 2001. These increases are primarily attributable to the inclusion of Northland and Associates in the 2002 third quarter and nine months, the benefit of the Citigroup indemnification agreement and premium rate increases. Revenues related to Northland and Associates in the 2002 third quarter and nine months were $244.7 million and $702.7 million, respectively. The increases in revenue for the 2002 third quarter and nine months were partially offset by lower net investment income combined with realized investment losses in the 2002 third quarter and nine months compared to realized investment gains in the 2001 third quarter and 2002 nine months.

Earned premiums increased $447.0 million and $1.089 billion to $1.758 billion and $5.001 billion in the 2002 third quarter and nine months, respectively, from $1.311 billion and $3.912 billion in the comparable periods of 2001. The increases in earned premiums in the 2002 third quarter and nine months were primarily due to the inclusion of Northland and Associates in the 2002 third quarter and nine months and premium rate increases. Earned premiums related to Northland and Associates in the 2002 third quarter and nine months were $231.6 million and $640.3 million, respectively.

Net investment income was $357.8 million and $1.110 billion in the 2002 third quarter and nine months, respectively, a decrease of $24.3 million and $105.8 million from the comparable periods of 2001. The decrease in after-tax investment yields reflected reduced returns in the Company's alternative investment portfolio and the lower interest rate environment, partially offset by an increase in average invested assets due to the inclusion of Northland and Associates and increased cash flow from operations.

Fee income was $118.6 million and $330.1 million in the 2002 third quarter and nine months, respectively, a $25.4 million and $75.3 million increase from the comparable periods of 2001. National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks and claims and policy management services to workers' compensation and automobile assigned risk plans and to self-insurance pools. The increases in fee income were primarily due to the favorable rate environment and the repopulation of the involuntary pools. Claim volume under administration increased to $549.8 million and $2.016 billion for the 2002 third quarter and nine months, respectively, compared to $414.0 million and $1.659 billion for the comparable periods in 2001.

Other revenues increased to $160.9 million and $174.8 million in the 2002 third quarter and nine months, respectively, from $3.3 million and $34.3 million in the comparable periods of 2001. The increases in other revenues primarily reflect a benefit of $159.3 million related to recoveries under the Citigroup indemnification agreement.

Net written premiums by market were as follows:

================================================================================
                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
(in millions)                     2002         2001       2002          2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
National Accounts               $  218.6    $  115.8    $  512.2    $  319.0
Commercial Accounts                888.3       528.8     2,659.7     1,602.8
Select Accounts                    453.6       411.7     1,381.5     1,280.7
Bond                               175.4       147.8       466.5       457.8
Gulf                               103.7       153.9       428.9       518.2
--------------------------------------------------------------------------------
Total net written premiums      $1,839.6    $1,358.0    $5,448.8    $4,178.5
================================================================================

Net written premiums increased $481.6 million to $1.840 billion and increased $1.270 billion to $5.449 billion for the 2002 third quarter and nine months, respectively, primarily due to the inclusion of Northland and Associates in the 2002 third quarter and nine months and premium rate increases as reflected in renewal price increases. The inclusion of Northland and Associates contributed $208.2 million and $691.2 million, respectively to these increases, including approximately $115.0 million relating to the termination of certain reinsurance contracts in the 2002 second quarter. The Commercial Lines business of Northland and Associates is included with Commercial Accounts.

In addition to fee based products, National Accounts works with national and regional brokers providing tailored insurance coverages and programs mainly to large corporations. National Accounts also includes participation in state mandated residual market workers' compensation and automobile assigned risk plans. National Accounts net written premiums were $218.6 million and $512.2 million in the 2002 third quarter and nine months, respectively, compared to $115.8 million and $319.0 million in the comparable periods of 2001. The increases in National Accounts net written premiums were due to renewal price increases, higher new business levels and the repopulation of residual market pools.

Commercial Accounts serves primarily mid-sized businesses for casualty products and both large and mid-sized businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums increased 68% to $888.3 million and 66% to $2.660 billion in the 2002 third quarter and nine months, respectively. These increases were significantly impacted by the inclusion in the 2002 third quarter and nine months of the results of Northland and Associates. Northland and Associates net written premiums include an increase of approximately $115.0 million in the second quarter 2002 related to the termination of certain reinsurance contracts. Excluding the impact of Northland and Associates, net written premiums increased 29% or $151.3 million and 23% or $365.7 million for the 2002 third quarter and nine months, respectively, primarily driven by renewal price changes averaging 24% for the 2002 third quarter and nine months and strong growth in new business. All major product lines - commercial automobile, property and general liability - contributed to the rise in renewal pricing. The one area not showing adequate improvement is the workers' compensation line. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. New business activity, primarily premiums, in Commercial Accounts for the 2002 third quarter and nine months was $160.2 million and $515.7 million compared to $115.4 million and $324.0 million in the comparable periods of 2001. The business retention ratio for the 2002 third quarter and nine months was 75%, up from 71% for the comparable periods of 2001. For Commercial Lines, retention represents the estimated percentage of premium available for renewal which renewed in the current period. This renewal price change, new business and retention information excludes Northland and Associates for the purpose of comparability.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums increased 10% to $453.6 million and 8% to $1.382 billion in the 2002 third quarter and nine months, respectively. The increases in Select Accounts net written premiums primarily reflected renewal price changes averaging 18% for both the 2002 third quarter and nine months. New business premiums in Select Accounts for the 2002 third quarter and nine months was $73.1 million and $212.4 million compared to $65.8 million and $212.8 million in the comparable periods of 2001. The business retention ratio for the 2002 third quarter and nine months, which was 79%, remained strong and fairly consistent with the comparable periods of 2001. Select's retention remains strongest for small commercial business handled through the Company's Service Centers, while premium growth has been greatest in the commercial multiperil and property lines of business.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums of $175.4 million and $466.5 million in the 2002 third quarter and nine months, respectively, were $27.6 million and $8.7 million higher than the comparable periods of 2001. The 2002 nine months amount is lower by $17.5 million due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. In addition, the 2001 nine months amount is higher by $34.1 million due to the termination of the Master Bond Liability reinsurance treaty effective January 1, 2001. Excluding these two reinsurance adjustments, Bond net written premiums increased $60.3 million during the 2002 nine months compared to the comparable period of 2001. This increase reflects a favorable premium rate environment and strong production growth in executive liability product lines, which target middle and small market private accounts. In addition, the surety product lines benefited from higher premium rates in the 2002 third quarter and nine months.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States. Gulf net written premiums were $103.7 million and $428.9 million in the 2002 third quarter and nine months, respectively, compared to $153.9 million and $518.2 million in the comparable periods of 2001. Gulf's decision to exit non-core businesses, including assumed reinsurance, transportation and property, offset increases in Gulf's core specialty lines, resulting in an overall decrease in Gulf's net written premiums.

Commercial Lines claims and expenses of $2.093 billion and $5.540 billion in the 2002 third quarter and nine months, respectively, increased $48.0 million and $688.9 million from $2.045 billion and $4.851 billion in the comparable periods of 2001. The 2002 increases were primarily due to the inclusion in the 2002 third quarter and nine months of the results of Northland and Associates, prior year reserve development and increased loss cost trends, partially offset by the $644.0 million of losses attributed to the effect of the terrorist attack in 2001. The inclusion of Northland and Associates in 2002 added $323.4 million and $768.0 million to the third quarter and nine months, respectively, to claims and expenses. Unfavorable prior year reserve development included in claims and expenses in 2002 of $318.7 million and $505.8 million for the third quarter and nine months, respectively, compared to 2001 favorable prior year reserve development of $4.6 million and $28.2 million. The most significant component in the 2002 third quarter and nine months prior year reserve development was asbestos incurred losses which increased $256.2 million and $281.5 million, respectively, over 2001 comparable periods. This increase in asbestos incurred losses is based on the Company's analysis of trends in reported losses, higher levels of claim payments, the current litigation environment and settlement activities. For additional information see " - Asbestos Claims". The increase was also partially offset by the elimination of goodwill amortization, underwriting discipline, expense management, and by reduced natural catastrophe losses.

There were no catastrophe losses in the 2002 third quarter or nine months. Catastrophe losses, net of taxes and reinsurance, were $447.9 million and $468.4 million in the 2001 third quarter and nine months. Catastrophe losses in 2001 were primarily due to the terrorist attack on September 11th in the third quarter, Tropical Storm Allison in the second quarter, and the Seattle earthquake in the first quarter.

Statutory and GAAP combined ratios for Commercial Lines were as follows:

========================================================================================================
                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                 -------------                   -------------
                                                           ADJUSTED(1)                      ADJUSTED(1)
                                       2002       2001        2001        2002      2001       2001
========================================================================================================
STATUTORY:
    Loss and LAE ratio                 86.6%      120.5%      69.0%       78.1%     87.6%      70.3%
    Underwriting expense ratio         25.9        29.2       28.2        26.0      29.0       28.7
    Combined ratio before
       policyholder dividends         112.5       149.7       97.2       104.1     116.6       99.0
    Combined ratio                    112.7       150.3       97.7       104.3     117.1       99.5
--------------------------------------------------------------------------------------------------------
GAAP:
    Loss and LAE ratio                 71.5%      120.1%      68.6%       72.5%     87.3%      70.0%
    Underwriting expense ratio         26.6        28.3       27.3        26.6      29.7       29.4
    Combined ratio before
       policyholder dividends          98.1       148.4       95.9        99.1     117.0       99.4
    Combined ratio                     98.3       149.0       96.4        99.3     117.5       99.9
========================================================================================================

(1) Adjusted 2001 ratios exclude the effect of the terrorist attack on September 11, 2001.

GAAP combined ratios differ from statutory combined ratios primarily due to the exclusion of asbestos-related losses subject to recoverability under the Citigroup indemnification agreement for GAAP ratio computation purposes only. The Citigroup indemnification agreement is between TPC (a non insurance company) and Citigroup and therefore does not impact statutory results. GAAP combined ratios also differ from statutory combined ratios due to the deferral and amortization of certain expenses for GAAP reporting purposes only. Commencing in the third quarter of 2002, the GAAP underwriting expense ratio has been computed using net earned premiums. Previously, this ratio for GAAP purposes was computed using net written premiums. Prior periods have been restated to conform to this new presentation.

The 2002 third quarter and nine month statutory combined ratios include the $245.0 million of asbestos-related losses subject to the indemnification agreement with Citigroup that added 13.9 points and 4.9 points to both the statutory loss and loss adjustment expense ratio and the statutory combined ratio for the 2002 third quarter and nine months, respectively.

The increase in the 2002 third quarter GAAP combined ratio before policyholder dividends compared to the 2001 third quarter, excluding the impact of the terrorist attack on September 11th, reflects an increase in the loss and loss adjustment expense ratio partially offset by an improvement in the underwriting expense ratio. The increase in the loss and loss adjustment expense ratio is primarily due to unfavorable prior-year reserve development in the 2002 third quarter compared to favorable prior-year reserve development in the prior year quarter. The 2002 third quarter also benefited from the favorable premium rate environment as well as targeted changes in the Company's business mix. The improvement in the underwriting expense ratio is primarily attributed to the benefit of premium rate increases and elimination of goodwill amortization, partially offset by higher contingent commission expense in the 2002 third quarter due to improved underwriting results and a nonrecurring expense benefit in the prior year quarter.

The slight improvement in the 2002 nine month GAAP combined ratio before policyholder dividends compared to the 2001 nine month period, excluding the impact of the terrorist attack on September 11th, reflects an increase in the loss and loss adjustment expense ratio more than offset by an improvement in the underwriting expense ratio. The increase in the loss and loss adjustment expense ratio is primarily due to unfavorable prior-year reserve development in the 2002 third quarter compared to favorable prior-year reserve development in the prior year quarter. The 2002 nine months also benefited from the favorable premium rate environment as well as targeted changes in the Company's business mix and no weather related catastrophe losses in the 2002 nine months compared to weather related catastrophes in the prior year period. The improvement in the underwriting expense ratio reflects similar trends to the 2002 third quarter ratio including an improvement from the elimination of goodwill amortization.

PERSONAL LINES

======================================================================================================
                                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
(in millions)                                              2002        2001        2002         2001
------------------------------------------------------------------------------------------------------
Revenues                                                 $1,203.4    $1,125.8    $3,484.3    $3,317.0
------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
    in accounting principle                              $   81.0    $   39.9    $  183.3    $  194.8
Cumulative effect of change in accounting principle            --          --          --         0.5
------------------------------------------------------------------------------------------------------
Net income                                               $   81.0    $   39.9    $  183.3    $  195.3
======================================================================================================

Net income was $81.0 million and $183.3 million in the 2002 third quarter and nine months, respectively, compared to $39.9 million and $195.3 million in the comparable periods of 2001. Included in the third quarter and nine months of 2001 was a net loss of $41.6 related to the terrorist attack on September 11, 2001. Personal Lines net income included $11.0 million and $48.3 million of realized investment losses in the 2002 third quarter and nine months, respectively, and $5.9 million and $16.5 million of realized investment gains in the 2001 third quarter and nine months.

Personal Lines operating income, which excludes realized investment gains and losses, restructuring charges and the cumulative effect of the change in accounting principle in the first quarter of 2001, was $92.0 million and $233.2 million in the 2002 third quarter and nine months, respectively, compared to $34.8 million and $180.9 million in the comparable periods of 2001. The increase in operating income for the 2002 third quarter and nine months compared to the 2001 comparable periods was principally due to a net loss of $41.6 million related to the impact of September 11th on 2001 results. Excluding the impact of September 11th, operating income in the 2001 third quarter and nine months was $76.4 million and $222.5 million, respectively.

Operating income of $92.0 million for the 2002 third quarter was $15.6 million higher than $76.4 million for the 2001 comparable period, excluding the impact of September 11th. The 2002 third quarter operating income benefited from an improving premium rate environment and moderating loss trends. Third quarter underwriting results reflect the benefit of a reduction in the estimated 2002 accident year loss ratio, primarily in automobile, due to greater than expected moderation in loss cost trends. The portion of the benefit that related to the first six months of 2002 approximated $16.0 million. The elimination of goodwill amortization and disciplined expense management also contributed to the increase in 2002 third quarter operating income. Operating income in the 2002 third quarter was unfavorably impacted by weather related catastrophe losses of $11.1 million compared to no natural weather related catastrophe losses in the prior year quarter. In addition, net investment income of $61.5 million was $7.8 million lower than the 2001 third quarter. Also impacting operating income was unfavorable prior-year reserve development in the 2002 third quarter of $2.0 million versus $3.3 million of favorable prior-year reserve development in the prior year quarter.

Operating income of $233.2 million for the 2002 nine months was $10.7 million higher than the $222.5 million for the 2001 comparable period, excluding the impact of September 11th. The 2002 nine months operating income reflects similar trends to the 2002 third quarter results. The 2002 nine months benefited by an improving rate environment and moderating loss trends. Weather related catastrophe losses of $35.8 million in the 2002 nine months were lower compared to $42.3 million of weather related catastrophe losses in the prior year period. Operating income in the 2002 nine months was unfavorably impacted by lower net investment income of $205.5 million which was $18.5 million lower than the 2001 nine months. Also impacting operating income was unfavorable prior-year reserve development in the 2002 nine months of $7.9 million versus $16.3 million of favorable prior-year reserve development in the prior year period.

Revenues during the 2002 third quarter and nine months of $1.203 billion and $3.484 billion, respectively, increased $77.6 million and $167.3 million from the comparable periods of 2001. The increases in revenues reflected growth in earned premiums due to premium rate increases as reflected in renewal price increases and the inclusion of Northland in the 2002 third quarter and nine months, partially offset by realized investment losses in the 2002 third quarter and nine months compared to realized investment gains in the comparable periods of 2001 and a decrease in net investment income. The inclusion of Northland in the 2002 third quarter and nine months increased revenues by $31.9 million and $91.4 million, respectively.

Earned premiums increased $114.1 million and $290.7 million to $1.118 billion and $3.216 billion in the 2002 third quarter and nine months, respectively, from $1.003 billion and $2.925 billion in the comparable periods of 2001. The increase in earned premiums in the 2002 third quarter and nine months was primarily due to renewal price increases in all product lines and the inclusion of Northland in 2002, which added $29.5 million and $83.4 million, respectively.

Net investment income was $83.4 million and $283.0 million in the 2002 third quarter and nine months, respectively, a decrease of $12.5 million and $29.8 million from the comparable periods of 2001. The declines resulted from reduced returns in our alternative investments portfolio and the lower interest rate environment, partially offset by an increase in average invested assets due to the inclusion of Northland and increased cash flow from operations.

Other revenues was $19.6 million and $59.9 million in the 2002 third quarter and nine months, respectively, a $2.2 million and $6.1 million increase from the comparable periods of 2001. Premium installment charges are the primary source of Personal Lines other income. The increase in other revenues was primarily due to the inclusion of Northland in the 2002 third quarter and nine months.

Net written premiums by product line:

================================================================================
                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
(in millions)                     2002        2001        2002        2001
--------------------------------------------------------------------------------
Personal automobile             $  741.8    $  663.0    $2,143.5    $1,938.4
Homeowners and other               476.2       412.4     1,285.9     1,135.3
--------------------------------------------------------------------------------
Total net written premiums      $1,218.0    $1,075.4    $3,429.4    $3,073.7
================================================================================

The increase in net written premiums of $142.6 million in the 2002 third quarter and $355.7 million in the nine month period was principally a result of renewal price increases in both the Automobile and Homeowners and Other lines of business. The Northland acquisition contributed $22.9 million and $86.9 million to this rise in the 2002 quarter and nine month period, respectively.

Automobile net written premiums increased 12% to $741.8 million and 11% to $2.144 billion in the 2002 third quarter and nine month period, respectively. Excluding the impact of Northland, Automobile net written premiums increased 9% to $722.5 million and 7% to $2.068 billion, respectively. Renewal price changes for standard voluntary business were 8% for both the 2002 third quarter and nine month period, respectively. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. Policy retention levels for standard voluntary business remained favorable and averaged 80%.

Homeowners and Other net written premiums increased 15% to $476.2 million and 13% to $1.286 billion in the 2002 third quarter and nine month period, respectively. Excluding the impact of Northland, Homeowners and Other net written premiums increased 15% to $472.6 million and 12% to $1.275 billion, respectively. Renewal price changes averaged 15% for both the 2002 third quarter and nine month period, respectively. Retention levels also remained favorable and averaged 80%.

Production through the Company's independent agents in Personal Lines, which represents over 81% of Personal Lines total net written premiums, was up 15% to $995.8 million in the 2002 third quarter and up 14% to $2.808 billion for the 2002 nine month period, including the impact of Northland. Net written premiums through channels other than independent agents was up 7% to $222.2 million for the 2002 third quarter and 3% to $621.5 million for the nine month period as the favorable impact of renewal price changes was offset in part by a reduction in policies in force due to underwriting actions taken to eliminate marginally profitable businesses.

Personal Lines claims and expenses of $1.090 billion and $3.235 billion in the 2002 third quarter and nine months, respectively, increased $17.7 million and $193.7 million from $1.073 billion and $3.042 billion in the comparable periods of 2001. The 2002 increases were primarily attributed to the net effect of the inclusion in the 2002 third quarter and nine months of the results of Northland, increased loss cost trends, and prior year reserve development. Claims and expenses in the 2002 third quarter also include the benefit of a reduction in the estimated 2002 accident year loss ratio, primarily in automobile, due to greater than expected moderation in loss cost trends. The inclusion of Northland added $26.6 million and $90.3 million, respectively, to claims and expenses in the 2002 third quarter and nine months. Claims and expenses in the 2001 periods include $60.0 million related to the event of September 11th. The 2002 third quarter and nine months include $3.1 million and $12.1 million, respectively, of unfavorable prior-year reserve development versus favorable prior-year reserve development of $5.0 million and $25.0 million, respectively, in the 2001 third quarter and nine months. Also impacting year over year were lower natural catastrophe losses and the benefit of the elimination of goodwill amortization.

Catastrophe losses, net of tax and reinsurance, were $11.1 million and $35.8 million in the 2002 third quarter and nine months, respectively, compared to $41.6 million and $83.9 million in the comparable periods of 2001. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter and wind and hailstorms in the mid Atlantic region in the second and third quarters. Catastrophe losses in 2001 were primarily due to the terrorist attack on September 11th in the third quarter and Tropical Storm Allison and wind and hailstorms in the Midwest and Texas in the second quarter.

Statutory and GAAP combined ratios for Personal Lines were as follows:

====================================================================================================
                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                               -------------                 -------------
                                                        ADJUSTED(1)                      ADJUSTED(1)
                                      2002      2001      2001         2002      2001       2001
----------------------------------------------------------------------------------------------------
STATUTORY:
    Loss and LAE ratio                72.2%     79.9%      73.6%       75.0%     77.1%      74.9%
    Underwriting expense ratio        24.3      25.4       25.3        24.4      25.4       25.3
    Combined ratio                    96.5     105.3       98.9        99.4     102.5      100.2
----------------------------------------------------------------------------------------------------
GAAP:
    Loss and LAE ratio                72.2%     79.9%      73.6%       75.0%     77.1%      74.9%
    Underwriting expense ratio        25.4      27.0       26.9        25.6      26.9       26.9
    Combined ratio                    97.6     106.9      100.5       100.6     104.0      101.8
====================================================================================================

(1) Adjusted 2001 ratios exclude the effect of the terrorist attack on September 11, 2001.

GAAP combined ratios for Personal Lines differ from statutory combined ratios primarily due to the deferral and amortization of certain expenses for GAAP reporting purposes only. Commencing in the third quarter of 2002, the GAAP underwriting expense ratio has been computed using net earned premiums. Previously, this ratio for GAAP purposes was computed using net written premiums. Prior periods have been restated to conform to this new presentation.

The improvement in the 2002 third quarter GAAP combined ratio compared to the 2001 third quarter, excluding the impact of the terrorist attack on September 11th, reflects an improvement in both the loss and loss adjustment expense ratio and in the underwriting expense ratio. The improvement in the loss and loss adjustment expense ratio is primarily attributed to the reduction in the 2002 accident year loss ratio resulting from rate increases achieved and the moderation in loss cost trends. Offsetting these improvements were weather related catastrophe losses in the 2002 third quarter compared to no natural catastrophes losses in the prior year quarter and unfavorable prior-year reserve development in the 2002 third quarter compared to favorable prior-year reserve development in the prior year quarter. The improvement in the underwriting expense ratio is primarily attributed to the benefit of premium rate increases. An increase in contingent commissions, resulting from the improved underwriting results, offset an overall reduction in other expenses. The underwriting expense ratio also reflects an improvement from the elimination of goodwill amortization.

The improvement in the 2002 nine month GAAP combined ratio compared to the 2001 nine month period, excluding the impact of the terrorist attack on September 11th, reflects a slight increase in the loss and loss adjustment expense ratio more than offset by an improvement in the underwriting expense ratio. The increase in the loss and loss adjustment expense ratio is primarily attributed to unfavorable prior-year reserve development in the 2002 nine months compared to a favorable prior-year reserve development in the prior year period. Offsetting this increase was the benefit of rate increases and lower weather related catastrophe losses in the 2002 nine months compared to the prior year period. The improvement in the underwriting expense ratio reflects similar trends to the 2002 third quarter ratio.

INTEREST EXPENSE AND OTHER

====================================================================
                        THREE MONTHS ENDED      NINE MONTHS ENDED
                           SEPTEMBER 30,          SEPTEMBER 30,
(in millions)             2002       2001        2002       2001
--------------------------------------------------------------------
Revenues                 $ (0.3)    $  8.1     $  1.0     $   5.4
Net loss                 $(20.9)    $(25.8)    $(67.3)    $(112.0)
====================================================================

The primary component of net loss was after-tax interest expense of $25.5 million and $73.9 million in the 2002 third quarter and nine months, respectively, and $30.2 million and $107.1 million in the 2001 comparable periods. The reduction in interest expense in the 2002 third quarter and nine months is due to lower average interest-bearing debt levels primarily related to the repayment of debt obligations to Citigroup in the 2002 first quarter. Included in the 2001 quarter was the after tax benefit of a $5.7 million dividend from an investment that was sold to Citigroup in 2002.

ENVIRONMENTAL CLAIMS

The Company's reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company's environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. At September 30, 2002, approximately 75% of the net environmental reserve (approximately $255.0 million), is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 25% of the net environmental reserve (approximately $87.0 million), consists of case reserves for resolved claims.

In establishing environmental reserves, the Company evaluates the exposure presented by each insured and the anticipated cost of resolution, if any, for each insured on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the insured at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the insured, including the role of any umbrella or excess insurance the Company has issued to the insured; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction.

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

The following table displays activity for environmental losses and loss expenses and reserves:

================================================================================
ENVIRONMENTAL LOSSES                                   AS OF AND FOR THE
                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       2002         2001
(in millions)
--------------------------------------------------------------------------------
Beginning reserves:
    Direct                                            $478.8     $ 668.8
    Ceded                                              (82.8)     (110.9)
--------------------------------------------------------------------------------
    Net                                                396.0       557.9

Incurred losses and loss expenses:
    Direct                                              49.6        41.2
    Ceded                                                0.5        (7.0)

Losses paid:
    Direct                                             121.1       197.6
    Ceded                                              (17.0)      (37.8)
--------------------------------------------------------------------------------
Ending reserves:
    Direct                                             407.3       512.4
    Ceded                                              (65.3)      (80.1)
--------------------------------------------------------------------------------
       Net                                            $342.0     $ 432.3
================================================================================

ASBESTOS CLAIMS

The Company believes that the property and casualty insurance industry has suffered from judicial interpretations that have attempted to maximize insurance availability for asbestos claims, from both a coverage and liability standpoint, far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. The Company continues to receive asbestos claims alleging insureds' liability from claimants' asbestos-related injuries. Since the beginning of 2000, the Company has experienced an increase over prior years in the number of asbestos claims being tendered to the Company by the Company's insureds, including claims against the Company's insureds by some individuals who do not appear to be impaired by asbestos exposure, and the Company expects this trend to continue. Factors leading to these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, the bankruptcy proceedings may increase the volatility of results by initially delaying the reporting of claims and by significantly accelerating and increasing loss payments by insurers, including the Company. The Company is currently involved in coverage litigation concerning a number of policyholders who have filed bankruptcy, including, among others, ACandS, Inc., which has asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. See "Legal Proceedings". Particularly during the last few months of 2001 and continuing into 2002, the trends described above have both accelerated and become more visible. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

Increasingly, policyholders have been asserting that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects this trend to continue. Although it is difficult to predict whether these policyholders will be successful on both issues or whether the Company will be successful in asserting additional defenses, to the extent both issues are resolved in their favor and other additional defenses are not successful, the Company's coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.

Many coverage disputes with policyholders are only resolved through aggressive settlement efforts. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt insureds may include extensive releases which are favorable to the Company which could result in settlements for larger amounts than originally anticipated. As in the past, the Company will continue to aggressively pursue settlement opportunities.

In addition, proceedings have recently been launched directly against insurers, including the Company, challenging insurers' conduct in respect of asbestos claims, including in some cases with respect to previous settlements. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. See "Legal Proceedings."

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

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. The comparison includes a review and applicability of the result derived from the division of the ending direct and net reserves by prior period direct and net paid activity, also known as the survival ratio. Losses paid, both direct and ceded, have increased in the first nine months of 2002 compared to the first nine months of 2001. In the second quarter of 2001 there was a substantial one time recovery related to a prior year claim payment. In addition, there has been an acceleration in recent quarters in the rate of payments including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the first nine months of 2002 approximately 60% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company's liability.

At September 30, 2002, asbestos reserves were $950.3 million, an increase of $129.9 million compared to $820.4 million as of December 31, 2001. Net incurred losses and loss expenses were $395.0 million for the 2002 nine months compared to $113.5 million for the 2001 nine months. This increase is primarily due to a third quarter charge resulting from a $293.8 million increase to asbestos reserves, or an after tax charge of $191.0 million. This charge was largely offset by an after tax benefit of $159.3 million, included in other revenues, related to recoveries under the Citigroup indemnification agreement. The increase in reserves is based on the Company's analysis of trends in reported losses, higher levels of claim payments, the current litigation environment and settlement activities. As part of a periodic, ground-up study of asbestos reserves, which is in process, the Company continues to study the implications of these and other significant developments, with special attention to major asbestos defendants and non-products claims alleging that the Company's coverage obligations are not subject to aggregate limits. The Company expects to complete this analysis during the 2002 fourth quarter. At the conclusion of this study, including the consideration of any asbestos related events occurring in 2002, the Company intends to review its level of asbestos reserves. Net losses paid were $265.1 million for the 2002 nine months compared to $112.2 million for the 2001 nine months reflective of the items described above. As in the past, asbestos claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the insured, and the Company does not keep track of the monetary amount being sought in those few claims that indicated a monetary amount. Based upon the Company's experience with asbestos claims, the duration period of an asbestos claim from the date of submission to resolution is approximately two years.

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

In general, the Company posts case reserves for pending asbestos claims within approximately thirty (30) business days of receipt of these claims. The following table displays activity for asbestos losses and loss expenses and reserves:

================================================================================
ASBESTOS LOSSES                                          AS OF AND FOR THE
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
(in millions)                                            2002          2001
--------------------------------------------------------------------------------
Beginning reserves:
    Direct                                             $1,046.0     $1,005.4
    Ceded                                                (225.6)      (199.0)
--------------------------------------------------------------------------------
    Net                                                   820.4        806.4

Incurred losses and loss expenses:
    Direct                                                442.3        188.2
    Ceded                                                 (47.3)       (74.7)

Losses paid:
    Direct                                                300.0        155.4
    Ceded                                                 (34.9)       (43.2)
--------------------------------------------------------------------------------
Ending reserves:
    Direct                                              1,188.3      1,038.2
    Ceded                                                (238.0)      (230.5)
--------------------------------------------------------------------------------
       Net                                             $  950.3     $  807.7
================================================================================

In August 2002, the Company entered into an agreement with Shook & Fletcher Insulation Co. (Shook) settling coverage litigation under insurance policies which the Company issued to Shook. Prior to entering into the settlement, Shook had filed a voluntary petition for bankruptcy. In October 2002, the bankruptcy court issued an order approving the settlement with the Company. This settlement is valued at approximately $78.0 million (after reinsurance, tax and discounting). The settlement is subject to customary contingencies, including final court approval. The Company is fully reserved as of September 30, 2002 for its payment obligations under the settlement agreement.

In May 2002, the Company agreed with approximately three dozen insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. The proposed settlement is subject to a number of significant contingencies, including, among others, the negotiation of a definitive settlement agreement among all the parties and final court approval, which if achieved, is expected to take up to a year or more to occur. Under the proposed settlement, the insurers would have the option of making a single payment in 2004 or up to 20 annual payments ending in 2023. The Company's contribution to the proposed settlement is currently valued at approximately $240.0 million (after tax and discounting) and would be covered by reserves and additional charges that would be taken if the settlement agreement is finalized and other settlement contingencies are met. See " - Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves."

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

As a result of the processes and procedures described above, management believes that the reserves carried for environmental and asbestos claims at September 30, 2002 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, which may result in the estimates being subject to revision as new information becomes available. These include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company's ability to recover reinsurance for environmental and asbestos claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with insureds in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of a periodic, ground-up study of asbestos reserves, which is in process, the Company continues to study the implications of these and other significant developments, with special attention to major asbestos defendants and non-products claims alleging that the Company's coverage obligations are not subject to aggregate limits. The Company expects to complete this analysis during the 2002 fourth quarter.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results and financial condition in future periods. In March 2002, Citigroup entered into an agreement under which it provides the Company with financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During the quarter ended September 30, 2002, the Company recorded $245.0 million of asbestos incurred losses, net of reinsurance, in excess of the $150.0 million annual deductible. After the current quarter charge, $555.0 million of future recoveries (including tax benefits) remains available under this agreement.

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

At September 30, 2002, approximately 80% (approximately $532.0 million) of the net CIOTA reserve represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 20% of the net aggregate reserve (approximately $131.3 million), is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves:

================================================================================
CIOTA LOSSES                                           AS OF AND FOR THE
                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
(in millions)                                         2002          2001
--------------------------------------------------------------------------------
Beginning reserves:
    Direct                                          $ 893.4     $1,078.6
    Ceded                                            (183.4)      (279.5)
--------------------------------------------------------------------------------
    Net                                               710.0        799.1

Incurred losses and loss expenses:
    Direct                                              5.7        (58.8)
    Ceded                                             (11.0)        39.9

Losses paid:
    Direct                                             45.8         59.6
    Ceded                                              (4.4)       (28.5)
--------------------------------------------------------------------------------
Ending reserves:
    Direct                                            853.3        960.2
    Ceded                                            (190.0)      (211.1)
--------------------------------------------------------------------------------
       Net                                          $ 663.3     $  749.1
================================================================================

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

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's maturing liabilities. As the Company's investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company's invested assets at September 30, 2002 totaled $35.4 billion, of which 90% was invested in fixed maturity and short-term investments, 3% in common stocks and other equity securities, 1% in mortgage loans and real estate and 6% in other investments.

TPC's cash flow needs include shareholder dividends and debt service. TPC is a holding company and has no direct operations. Accordingly, TPC meets its cash flow needs primarily through dividends from operating subsidiaries. In addition, TIGHI has available to it a $250.0 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for that line of credit, which expires in 2006. The interest rate for borrowings under this committed line is based on the cost of commercial paper issued by Citicorp. At September 30, 2002, there were no outstanding borrowings under this revolving line of credit.

At September 30, 2002 total cash and short-term invested assets aggregating $1.002 billion were held at the Company's two holding companies, TPC and TIGHI. These liquid assets were primarily funded by dividends received from the Company's operating subsidiaries. These liquid assets, combined with the anticipated receipt of $159.3 million recoverable under the Citigroup asbestos indemnification agreement, combined with other sources of funds available to the TPC, primarily additional dividends from the Company's operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company's holding companies.

Contractual obligations at September 30, 2002 included the following:

==============================================================================================================
                                                                     LESS
PAYMENTS DUE BY PERIOD                                              THAN 1       1-3        4-5       AFTER 5
(in millions)                                             TOTAL      YEAR      YEARS      YEARS        YEARS
--------------------------------------------------------------------------------------------------------------
Notes payable to former affiliates                     $1,500.0    $1,000.0    $500.0    $   --      $     --
Long-term debt                                            377.0         3.0      12.0     156.0         206.0
Convertible junior subordinated notes payable             892.5          --        --        --         892.5
Convertible notes payable                                  49.7          --        --        --          49.7
TIGHI-obligated mandatorily redeemable
    securities of subsidiary trusts
    holding solely junior subordinated
    debt securities of TIGHI                              900.0          --        --        --         900.0
Operating leases                                          281.5        82.5     108.1      55.1          35.8
--------------------------------------------------------------------------------------------------------------
                                                       $4,000.7    $1,085.5    $620.1    $211.1      $2,084.0
==============================================================================================================

TIGHI has a $500.0 million line of credit agreement with a Citigroup affiliated company. This line of credit expires in December 2006. At September 30, 2002, there was $500.0 million of borrowings outstanding under this line of credit at an interest rate of 3.6% and with payment due in November 2003.

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

On September 25, 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time over the next two years in the open market, and it is expected that funding for the program will principally come from operating cash flow. Shares repurchased will be authorized and unissued and are reported as treasury stock in the consolidated balance sheet.

TPC's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends that can be paid to their parent without prior approval of insurance regulatory authorities. TPC's insurance subsidiaries paid dividends of $825.0 million to TIGHI during the first nine months of 2002. Any dividends to be paid during the remainder of 2002 may be subject to approval by the Connecticut Insurance Department.

TPC has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If TPC elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

Under the terms of the Tax Allocation Agreement between TPC and Citigroup, TPC is financially responsible for adverse tax consequences on the tax-free status of the Citigroup Distribution as a result of actions taken by TPC. One of the potential post Citigroup Distribution actions by TPC, which could adversely impact the tax status of the Citigroup Distribution, is the issuance of additional common stock within two years of the Citigroup Distribution. On April 23, 2002, the Internal Revenue Service issued temporary regulations governing certain aspects of spin-off distributions occurring after April 26, 2002. In these temporary regulations, safe harbor rules are provided under which certain post spin-off transactions involving common stock do not adversely impact the tax status of the spin-off. In certain circumstances, these rules provide TPC with additional flexibility to issue additional common stock in corporate transactions as compared to the rules that were in place at the time of the TPC IPO.

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

The Company, along with eight other sureties (collectively, "Sureties"), provided surety bonds to affiliates of JPMorgan Chase in connection with performance obligations of two subsidiaries of Enron. The Company is in litigation (JPMorgan Chase Bank v. Liberty Mutual Insurance Company, et al.) in New York over whether the Sureties are obligated to perform under these bonds. In December 2001, Enron filed for Chapter 11 bankruptcy protection and JPMorgan Chase made claims against these bonds. The demand against the Company, based on the Company's aggregate participation in the bonds, is approximately $266.0 million before any reinsurance, recoveries and taxes. All defendants have filed answers, affirmative defenses and counterclaims to the complaint. The plaintiff filed a motion for summary judgment, which was denied. In June 2002, the plaintiff filed an amended complaint seeking to add fraudulent concealment allegations against the Sureties and seeking additional relief, including punitive damages. The Sureties filed a motion to dismiss this amended complaint, which was granted. In September 2002, the plaintiff filed a second motion for summary judgment, which is being opposed by all defendants. The Company is vigorously defending the lawsuit and, in the opinion of the Company's management, the Company has meritorious defenses. Trial is scheduled for December 2002.

CRITICAL ACCOUNTING POLICIES

The Company considers its most significant accounting policies to be those applied to unpaid claim and claim adjustment liabilities. Further explanation of how management applies its judgment is included throughout this Management's Discussion and Analysis and in the notes to the consolidated financial statements for the year ended December 31, 2001 included in the Company's Registration Statement on Form S-1.

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

During 2001, the Company recorded a charge of $489.5 million representing the estimated loss for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables and taxes, related to the terrorist attack on September 11th. The associated reserves and related reinsurance recoverables represent the estimated ultimate net costs of all incurred claims and claim adjustment expenses related to the attack. Since the reserves and related reinsurance recoverables are based on estimates, the ultimate net liability may be more or less than such amounts.

Some of the Company's loss reserves are for environmental and asbestos claims and related litigation. Although management believes that the reserves carried for environmental and asbestos claims at September 30, 2002 are appropriately established based upon known facts, current law and management's judgment, given the uncertainty surrounding the final resolution of these claims, it is possible that additional liabilities or increases in estimates, or a range of either, could result in income statement charges that could be material to the Company's operating results and financial condition in future periods. In March 2002, the Company entered into an agreement with Citigroup under which Citigroup will provide the Company with financial support for asbestos claims and related litigation, in any year that the Company's insurance subsidiaries record asbestos-related income statement charges in excess of $150 million, net of any reinsurance, up to a cumulative aggregate of up to $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. In the third quarter of 2002 the Company incurred asbestos-related income charges, net of reinsurance, of $245.0 million in excess of the annual $150.0 million deductible. Included in other revenues is $159.3 million related to the benefit provided by the agreement which represents the $245.0 million charge in excess of the $150.0 million deductible, reduced by the related tax benefit provided. Included in federal income taxes in the statement of income is a related tax benefit of $85.7 million. At September 30, 2002, $555.0 million of future recoveries (including tax benefits) remains available under the agreement. See the preceding discussion of Environmental Claims and Asbestos Claims.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. Changes in the Company's long-term debt and notes payable to affiliates have occurred since December 31, 2001. The primary market risk for these market sensitive instruments is interest rate risk at the time of refinancing. For information regarding the Company's notes payable to former affiliates and long-term debt, see note 8 to the condensed consolidated financial statements.

The Company analyses quantitative information about market risk based on a sensitivity analysis model. As of September 30, 2002, the changes in the Company's primary market risk exposures that have occurred since December 31, 2001 did not result in a material change in the loss in fair value of market sensitive instruments based on the Company's sensitivity analysis model.

ITEM 4. CONTROLS AND PROCEDURES

The Company has established and maintains "disclosure controls and procedures" (as those terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Robert I. Lipp, Chairman and Chief Executive Officer of the Company, and Jay S. Benet, Chief Financial Officer of the Company, have evaluated the Company's disclosure controls and procedures within ninety days of the filing of this Form 10-Q. Based on their evaluations, Messrs. Lipp and Benet have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and Forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls after the date of their evaluations. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

This section describes certain major pending legal proceedings to which the Company or its subsidiaries are a party or to which any of the Company's property is subject.

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

The trial courts have ordered dismissal of the California, Pennsylvania and New York cases, and partial dismissals of six others: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan have denied defendants' motions to dismiss. The California appellate court has reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court has affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The Michigan, Pennsylvania and New Jersey courts have denied class certification, while the Texas court has granted class certification. The New Jersey appellate court denied plaintiffs' request to appeal. The appellate court heard oral argument on defendants' appeal of the Texas class certification ruling in September 2002 and reserved decision. The plaintiffs have now dismissed the New York and Michigan cases. The Company is vigorously defending all of these cases and Company management believes the Company has meritorious defenses; however the outcome of these disputes is uncertain.

The Company, along with eight other sureties (collectively, "Sureties"), provided surety bonds to affiliates of JPMorgan Chase in connection with performance obligations of two subsidiaries of Enron. The Company is in litigation (JPMorgan Chase Bank v. Liberty Mutual Insurance Company, et al., USDC S.D. NY, commenced in December 2001) in New York over whether the Sureties are obligated to perform under these bonds. In December 2001, Enron filed for Chapter 11 bankruptcy protection and JPMorgan Chase made claims against these bonds. The demand against the Company, based on the Company's aggregate participation in the bonds, is approximately $266.0 million before any reinsurance, recoveries and taxes. All defendants have filed answers, affirmative defenses and counterclaims to the complaint. The plaintiff filed a motion for summary judgment, which was denied. In June 2002, the plaintiff filed an amended complaint seeking to add fraudulent concealment allegations against the Sureties and seeking additional relief, including punitive damages. The Sureties filed a motion to dismiss this amended complaint, which was granted. In September 2002, the plaintiff filed a second motion for summary judgment, which is being opposed by all defendants. The Company is vigorously defending the lawsuit and Company management believes the Company has meritorious defenses; however the outcome of this dispute is uncertain. Trial is scheduled for December 2002.

The Company is increasingly becoming subject to more aggressive asbestos-related litigation, and the Company expects this trend to continue. In October 2001 and April 2002, two purported class action suits (Wise v. Travelers, and Meninger v. Travelers), were filed against the Company and other insurers in state court in West Virginia. The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County WV, allege that the insurer defendants violated the West Virginia Unfair Trade Practice Act while handling and settling various asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. In November 2001, the Company received notice of a potential class action which was filed in May 2002 in Massachusetts state court (Cashman v. Travelers Superior Court, Suffolk County MA). The complaint in Cashman v. Travelers contains allegations similar to those asserted in the Wise case, and seek treble damages under Massachusetts law. Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against the Company in Louisiana and Texas state courts.

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

The Company is vigorously defending all of these cases and Company management believes the Company has meritorious defenses. These defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company's policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired.

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances which are the subject of related coverage litigation, including, among others, the litigation described below. The conditions surrounding the final resolution of these claims and the related litigation continue to change.

The Company is involved in a number of proceedings relating to ACandS, Inc., formerly a national installer of products containing asbestos. During the third quarter two significant events occurred involving ACandS, Inc. First, ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos-related claims pending against it by negotiating with the claimants and assigning them ACandS' rights to recover under insurance policies issued by the Company. ACandS has asserted that the Company is responsible for the financial obligations created by these settlements as well as for any future claims brought against it, and that, insurance policy aggregate limits do not apply. Second, in August 2002, in a pending insurance coverage arbitration (commenced in January 2001), the panel of arbitrators scheduled the presentation of the case to commence in April 2003. In addition to the arbitration and the bankruptcy proceeding, the Company and ACandS are also involved in insurance coverage litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D.Pa, commenced in September 2000). No trial date has been set in this case. The Company is vigorously defending these cases and Company management believes the Company has meritorious defenses. In the bankruptcy, arbitration and litigation proceedings, the Company has asserted or will assert numerous defenses, including that the claims against ACandS are subject to aggregate limits which have already been exhausted because the relevant policies were issued after ACandS ceased installing asbestos-related materials; that even if not subject to aggregate limits, the occurrence limits in the policies substantially reduce or eliminate the Company's obligations; that the settlements entered into between ACandS and the asbestos claimants are not binding on the Company; and that any plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company's obligations under policies issued to ACandS or deprive the Company of its right to litigate the claims against ACandS.

Currently, it is not possible to predict legal and legislative outcomes and their impact on the future development of claims and litigation relating to asbestos and other hazardous waste and toxic substances. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these future unknowns, additional liabilities may arise for amounts in excess of the current reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results and financial condition in future periods.

The Company is defending its environmental and asbestos-related litigation vigorously and believes that it has meritorious defenses; however the outcome of these disputes is uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage environmental and asbestos loss exposure, including settling litigation under appropriate circumstances. For a discussion of recent settlement activity and other information regarding our environmental and asbestos exposure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Claims", "-- Asbestos Claims" and "-- Uncertainty Regarding Adequacy of Environmental and Asbestos Reserves."

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

On August 21, 2002, the Company filed a Current Report on Form 8-K, dated August 20, 2002, reporting under Item 5 thereof that Citigroup completed its spin-off of the Company by distributing shares of the Company's class A and class B common stock to Citigroup stockholders.

On September 26, 2002, the Company filed a Current Report on Form 8-K dated September 25, 2002, reporting under Item 5 thereof the announcement that seven persons had been elected to the Company's Board of Directors and that the Company's Board of Directors approved a share repurchase program.

No other reports on Form 8-K were filed during the 2002 third quarter; however,

On October 17, 2002, the Company filed a Current Report on Form 8-K, dated October 16, 2002, reporting under Item 5 thereof the results of the Company's operations for the quarter ended September 30, 2002, and certain other selected financial data.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRAVELERS PROPERTY CASUALTY CORP.

Date:   November 14, 2002              By  /s/ Jay S. Benet
                                          ------------------------------------
                                               Jay S. Benet
                                               Chief Financial Officer
                                               (Principal Financial Officer)

Date:   November 14, 2002              By  /s/ Douglas K. Russell
                                          ------------------------------------
                                               Douglas K. Russell
                                               Chief Accounting Officer
                                               (Principal Accounting Officer)

                                  CERTIFICATION

I, Robert I. Lipp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Travelers Property Casualty Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                            /s/ Robert I. Lipp
                                            -------------------------------
                                            Robert I. Lipp
                                            Chief Executive Officer

                                  CERTIFICATION

I, Jay S. Benet, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Travelers Property Casualty Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                               /s/ Jay S. Benet
                               ---------------------------------------
                               Jay S. Benet
                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
------      ----------------------
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

10.1+       Amendment No. 1 to Intercompany Agreement, dated as of August 19,
            2002, amending that certain Intercompany Agreement dated as of March
            26, 2002, by and among Travelers Property Casualty Corp., The
            Travelers Insurance Company and Citigroup Inc.

10.2+ Trademark License Agreement dated as of August 19, 2002, by and between Travelers Property Casualty Corp. and The Travelers
            Insurance Company.

10.3+ Transition Services Agreement dated as of August 19, 2002 by and between Travelers Property Casualty Corp and Citigroup Inc.

10.4+ Investment Management and Administrative Services Agreement dated as of August 6, 2002, between Travelers Insurance Group Holdings, Inc.
            and Citigroup Alternative Investments LLC.

10.5+       Agreement between Travelers Property Casualty Corp. and HPB
            Management LLC dated as of January 1, 2002, and Termination
            Agreement between the parties dated September 24, 2002.

99.1+       Certification of Robert I. Lipp, Chief Executive Officer of the
            Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+       Certification of Jay S. Benet, Chief Financial Officer of the
            Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------
+ Filed herewith.