Form 10-K
period 2002-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2003-03-04
CIK 919482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 001-31266

Travelers Property Casualty Corp.

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1008174 (I.R.S. Employer Identification No.)

One Tower Square, Hartford, Connecticut (Address of principal executive offices)	06183 (Zip Code)

(860) 277-0111

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, per value $.01 per share	New York Stock Exchange
Class B Common Stock, per value $.01 per share	New York Stock Exchange
4.5% Convertible Junior Subordinated Notes due 2032	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑

As of June 28, 2002 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $4,072,628,595 (this amount reflects 230,092,011 shares of class A common stock then held by non-affiliates; class B common stock was not then trading on any securities exchange or market.)

As of February 21, 2003, 506,143,855 shares of the registrant’s class A common stock, par value $.01 per share, and 499,928,212 shares of the registrant’s class B common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 24, 2003 are incorporated by reference into Part III of this Form 10-K.

Travelers Property Casualty Corp.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2002

PART I

Item 1.	BUSINESS

Travelers Property Casualty Corp. (TPC) is a property casualty insurance holding company engaged, through its subsidiaries, in two business segments: Commercial Lines and Personal Lines. Travelers Property Casualty Corp. and its consolidated subsidiaries (collectively, the Company) provide a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals.

TPC’s predecessor companies have been in the insurance business for more than 130 years. It is a Connecticut corporation that was formed in 1979 and, prior to its March 2002 Initial Public Offering (IPO), was an indirect wholly-owned subsidiary of Citigroup Inc. (together with its consolidated subsidiaries, Citigroup). In January 1996, Travelers Insurance Group Holdings Inc. (TIGHI) was formed to hold TPC’s property and casualty insurance subsidiaries. In April 1996, TIGHI purchased from Aetna Services, Inc. (Aetna) all of the outstanding capital stock of Aetna’s significant property and casualty insurance subsidiaries for approximately $4.200 billion in cash. In April 1996, TIGHI also completed an initial public offering of its common stock. In April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became its wholly-owned subsidiary. In the tender offer and merger, TPC acquired all of TIGHI’s outstanding shares of common stock which it did not already own, representing approximately 14.8% of its outstanding common stock, for approximately $2.413 billion in cash financed by a loan from Citigroup.

On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety). In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.’s commercial lines middle-market book of business. The Company also acquired the renewal rights to Frontier Insurance Group, Inc.’s environmental, excess and surplus lines casualty businesses and certain classes of surety business. On October 1, 2001, the Company completed its acquisition of the Northland Company and Associates Lloyds Insurance Company (Northland) from Citigroup. On October 3, 2001, the capital stock of Associates Insurance Company (Associates) was contributed to the Company by Citigroup. Accordingly, the results of operations and the assets and liabilities of these companies are included in the Company’s financial statements as of their acquisition dates. On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed the sale of a 24% ownership interest, on a fully diluted basis, in CIRI to a group of outside investors and senior employees of Gulf.

TPC was reorganized in connection with its IPO in March 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC’s consolidated financial statements have been adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company (TIC) and its subsidiaries (U.S. life insurance operations), certain other wholly-owned non-insurance subsidiaries of TPC and substantially all of TPC’s assets and certain liabilities not related to the property casualty business.

On March 21, 2002, TPC issued 231 million shares of its class A common stock in an IPO, representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. beneficially owned all of the 500 million shares of TPC’s outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC’s class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes, which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the Offerings.

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2002, Citigroup was a holder of 9.95% of TPC’s common equity and 9.98% of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution is tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111.

This discussion of the Company’s business is organized as follows: (i) a description of each of the Company’s two business segments (Commercial Lines and Personal Lines) and related services; (ii) a description of Interest Expense and Other; and (iii) certain other information.(1)

COMMERCIAL LINES

The Company’s Commercial Lines segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial Lines is organized into the following five marketing and underwriting groups, each of which focuses on a particular client base or product grouping to provide products and services that specifically address clients’ needs:

•	National Accounts provides large corporations with casualty products and services and includes the Company’s residual market business which offers workers’ compensation products and services to the involuntary market;

•	Commercial Accounts provides property and casualty products to mid-sized businesses, property products to large businesses and boiler and machinery products to businesses of all sizes, and includes dedicated groups focused on the construction industry, trucking industry, agribusiness, and ocean and inland marine;

•	Select Accounts provides small businesses with property and casualty products, including packaged property and liability policies;

•	Bond provides a wide range of customers with specialty products built around the Company’s market leading surety bond business along with an expanding executive liability practice for middle and small market private accounts and not-for-profit accounts; and

•	Gulf serves all sizes of customers through specialty programs, with particular emphasis on executive and professional liability products.

In 2002, Commercial Lines generated net written premiums of approximately $7.370 billion.

Selected Product and Market Information

The accompanying table sets forth net written premiums for Commercial Lines by product line and market for the periods indicated. For a description of the product lines and markets referred to in the table, see “– Product Lines” and “– Principal Markets and Methods of Distribution,” respectively.

Many National Accounts customers require insurance services in addition to or in lieu of pure risk coverage, primarily for workers’ compensation and, to a lesser extent, general liability and commercial automobile exposures. These types of services include risk management services, such as claims management, loss control and risk management information services, and are generally offered in connection with a large deductible or self-insured programs. These services generate fee income rather than net written premiums, which are not reflected in the accompanying table. Net written premiums were as follows:

				% of Total
(for the year ended December 31, in millions)	2002	2001	2000	2002

Net written premiums by product line:
Commercial multi-peril	$2,113.9	$1,757.9	$1,644.0	28.7%
Workers’ compensation	1,135.0	1,030.6	1,062.1	15.4
Commercial automobile	1,454.7	914.3	778.4	19.7
Property	1,088.8	833.1	639.6	14.8
Fidelity and surety	541.9	506.6	475.4	7.4
General liability	1,035.2	695.1	431.0	14.0

Total	$7,369.5	$5,737.6	$5,030.5	100.0%

Net written premiums by market:
National Accounts	$734.6	$418.9	$352.3	10.0%
Commercial Accounts	3,556.1	2,407.1	2,098.9	48.2
Select Accounts	1,869.5	1,713.2	1,575.4	25.4
Bond	629.9	590.2	486.5	8.5
Gulf	579.4	608.2	517.4	7.9

Total	$7,369.5	$5,737.6	$5,030.5	100.0%

(1) Certain items in this Form 10-K, including certain matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (the “MD&A”), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company’s business, including the effect of economic and market conditions, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in the section under the heading “Outlook” and in the “Forward-Looking Statements” section of the MD&A.

Product Lines

The Company writes a broad range of commercial property and casualty insurance for risks of all sizes. The core products in Commercial Lines are as follows:

Commercial Multi-Peril provides a combination of property and liability coverage typically for small businesses. Property insurance covers damages such as those caused by fire, wind, hail, water, theft and vandalism, and protects businesses from financial loss due to business interruption resulting from a covered loss. Liability coverage insures businesses against third-party liability from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

Workers’ Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee’s early return to work, cost-effective quality care, and customer service in this market. The Company offers the following three types of workers’ compensation products:

•	guaranteed cost insurance products, in which policy premium charges are fixed for the period of coverage and do not vary as a result of the insured’s loss experience;

•	loss-sensitive insurance products, including large deductible plans and retrospectively rated policies, in which fees or premiums are adjusted based on actual loss experience of the insured during the policy period; and

•	service programs, which are generally sold to the Company’s National Accounts customers, where the Company receives fees rather than premiums for providing loss prevention, risk management, and claim and benefit administration services to organizations under service agreements. The Company also participates in state assigned risk pools as a servicing carrier and pool participant.

Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, severe winter weather and other events such as theft and vandalism, fires, explosions, and storms, and financial loss due to business interruption resulting from covered property damage. Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures and miscellaneous assumed reinsurance.

Fidelity and Surety provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds.

General Liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. Specialized liability policies may also include coverage for directors’ and officers’ liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance.

Principal Markets and Methods of Distribution

The Company distributes its commercial products through approximately 5,800 brokers and independent agencies located throughout the United States that are serviced by approximately 80 field offices and two customer service centers. In recent years, the Company has made significant investments in enhanced technology utilizing state-of-the-art Internet-based applications to provide real-time interface capabilities with the Company’s independent agencies and brokers. The Company builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute the Company’s products, the Company considers each agency’s or broker’s profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, the Company carefully monitors its performance.

National Accounts sells a variety of casualty products and services to large companies. National Accounts also includes the Company’s residual market business, which primarily offers workers’ compensation products and ser-

vices to the involuntary market. National Accounts clients generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a guaranteed cost or a retrospectively rated insurance policy. Through a network of field offices, the Company’s underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients’ needs. Workers’ compensation accounted for approximately 74% of sales to National Accounts customers during 2002, based on gross written premiums and fee income.

The Company’s residual market business sells claims and policy management services to workers’ compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. The Company services approximately 35% of the total workers’ compensation assigned risk market. The Company is one of only two servicing carriers, which operate nationally. Assigned risk plan contracts generated approximately $137.3 million in service fee income in 2002.

Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts’ casualty products primarily target mid-sized businesses with 75 to 1,000 employees, while its property products target large, mid-sized and small businesses. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs.

A key objective of Commercial Accounts is continued focus on first party lines, which cover risks of loss to property of the insured. Beyond the traditional middle market network, dedicated units exist to complement the middle market or specifically respond to the unique or unusual business client insurance needs. These units are:

•	Construction – dedicated claim, engineering and underwriting expertise solely targeting construction risks;

•	National property – underwrites large property schedules insuring buildings, property and business interruption exposures;

•	Transportation – auto products tailored to the trucking industry distributed via general agents;

•	Boiler and machinery, offers comprehensive breakdown coverages for equipment;

•	Marine – inland and ocean coverages for mid-sized to large accounts;

•	Agribusiness – insurance programs for small to mid-sized farmowners, ranchowners and commercial growers;

•	Specialty E&S – products sold through general agents targeting small commercial risks; and

•	Affinity – programs sold to association, franchise, trade or affinity groups.

Select Accounts is one of the leading providers of property casualty products to small businesses. It serves firms with one to 75 employees. Products offered by Select Accounts are guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company’s Commercial Accounts and Personal Lines products.

Personnel in the Company’s field offices and other points of local service, which are located throughout the United States, work closely with agents to ensure a strong local presence in the marketplace. The Company offers its independent agents a small business system that helps them connect all aspects of sales and service through a comprehensive service platform. Select Accounts is an industry leader in its array of agency interface alternatives; more than 85% of all its eligible business volume is processed by 4,000 agencies using its Issue Express systems, which allow agents to quote and issue policies from agency offices.

The Company also provides its agents with a comprehensive selection of online service capabilities, packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. For example, online eBill services allow customers to pay bills and view billing history online. Also, approximately 2,500 of Select Accounts’ agencies have chosen to take advantage of the Company’s state-of-the-art industry direct service center that functions as an extension of an agency’s customer service operations, offering a wide range of services, including coverage and billing inquiry, policy changes, certificates of insurance, coverage counseling and audit processing, provided by licensed service professionals with extended hours of operation.

Select Accounts has established strict underwriting guidelines integrated with the Company’s local field office structures. The agents either submit applications to the Company’s field underwriting locations or service centers for underwriting review, quote, and issuance or they utilize one of the Company’s automated quote and issue systems. Automated transactions are edited by the Company’s systems and issued only if they conform to established underwriting guidelines. Exceptions are reviewed by the Company’s underwriters and retrospective agency audits are conducted on a systematic sampling basis. The Company uses policy level management information to analyze and understand results and to identify problems and opportunities.

Bond underwrites and markets its products to national, mid-sized and small businesses and organizations as well as individuals, and distributes them through both national and wholesale brokers, and retail agents and regional brokers primarily throughout the United States. The Company believes that it has a competitive advantage with respect to many of these products based on Bond’s reputation for timely and consistent decision-making, underwriting, claim-handling abilities, industry expertise and strong producer and customer relationships founded on a nationwide network of underwriting, industry and claim experts as well as Bond’s ability to cross-sell its products to customers of both Commercial Lines and Personal Lines.

Bond’s range of products includes fidelity and surety bonds, excess Securities Investors Protection Corporation (SIPC) insurance, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages. In addition, the Company markets packaged products, which combine fidelity, employment practices liability insurance, directors’ and officers’ liability insurance, other related professional liability insurance and fiduciary liability insurance into one product with either individual or aggregate limits. Bond is organized into two broad product line groups: Surety and Executive Liability. Surety is organized around construction and commercial customers. Executive Liability is organized around commercial and financial services customers.

Gulf provides a diverse product and program portfolio of specialty insurance lines, with particular emphasis on executive and professional liability. Products include various types of directors’ and officers’ liability insurance, fiduciary, and employment practices liability for all sectors of commercial companies and financial institutions. Errors and omissions coverages are provided for numerous professional exposures including architects and engineers, lawyers, accountants, insurance agents, mutual fund advisors and investment counselors. Gulf provides fidelity and commercial crime coverages for nearly all classes of business. Gulf also offers excess and umbrella coverages for various industries. In 2001, Gulf began reducing its exposure to the assumed reinsurance, property and transportation lines of business and completely exited these non-core business lines during 2002.

Pricing and Underwriting

Pricing levels for Commercial Lines property and casualty insurance products are generally developed based upon the frequency and severity of estimated losses, the expenses of producing business and managing claims, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes a profit-orientation rather than premium volume or market share.

The Company has developed an underwriting and pricing methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high quality underwriting and pricing discipline. It utilizes proprietary data gathered and analyzed by the Company with respect to its Commercial Lines business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about specific industry segments. This methodology enables the Company to streamline its risk selection process and develop pricing parameters that will not compromise the Company’s underwriting integrity.

For smaller businesses, Select Accounts uses a process based on Standard Industrial Classification codes to allow agents and field underwriting representatives to make underwriting and pricing decisions within predetermined classifications, because underwriting criteria and pricing tend to be more standardized for these smaller exposures.

A significant portion of Commercial Lines business is written with large deductible insurance policies. Under some workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 2002, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $2.544 billion. Retrospectively rated policies are also used for workers’ compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it does introduce credit risk to the Company. Receivables on unpaid losses from holders of retrospectively rated policies totaled approximately $266.6 million at December 31, 2002. Significant collateral, primarily letters of credit and, to a lesser extent surety bonds and cash collateral, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductibles and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

The Company continually monitors its exposure to natural and unnatural peril catastrophic losses and attempts to mitigate such exposure. The Company uses sophisticated computer modeling techniques to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. See “– Reinsurance.”

Geographic Distribution

The following table shows the distribution of Commercial Lines’ direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2002:

% of
State	Total

California	11.3%
New York	10.9
Texas	6.4
Illinois	5.1
Massachusetts	5.1
Florida	4.6
New Jersey	4.0
Pennsylvania	3.6
All Others(1)	49.0

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2002 by the Company.

PERSONAL LINES

Personal Lines writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers. In 2002, Personal Lines generated net written premiums of approximately $4.575 billion.

Selected Product and Distribution Channel Information

The accompanying table sets forth net written premiums for Personal Lines by product line and distribution channel for the periods indicated. For a description of the product lines and distribution channels referred to in the accompanying table, see “– Product Lines” and “– Principal Markets and Methods of Distribution,” respectively. Net written premiums were as follows:

				% of Total
(for the year ended December 31, in millions)	2002	2001	2000	2002

Net written premiums by product line:
Personal automobile	$2,842.9	$2,590.7	$2,366.3	62.1%
Homeowners and other	1,732.1	1,517.2	1,446.5	37.9

Total	$4,575.0	$4,107.9	$3,812.8	100.0%

Net written premiums by distribution channel:
Independent agents	$3,735.6	$3,307.9	$3,027.9	81.6%
Additional distribution	735.5	687.1	633.7	16.1
Other	103.9	112.9	151.2	2.3

Total	$4,575.0	$4,107.9	$3,812.8	100.0%

Product Lines

The Company writes most types of property and casualty insurance covering personal risks. Personal Lines had approximately 5.5 million policies in force at December 31, 2002. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

Personal Automobile provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

Homeowners and Other provides protection against losses to dwellings and contents from a wide variety of perils, as well as coverage for liability arising from ownership or occupancy. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. The Company also writes coverage for personal watercraft, personal articles such as jewelry, and umbrella liability protection.

Principal Markets and Methods of Distribution

The Company’s Personal Lines products are distributed primarily through approximately 7,200 independent agencies located throughout the United States, supported by personnel in 12 marketing regions and six customer service centers. In selecting new independent agencies to distribute the Company’s products, the Company considers each agency’s profitability, financial stability, staff experience and strategic fit with the Company’s operating and marketing plans. Once an agency is appointed, the Company carefully monitors its performance. While the Company’s principal markets for Personal Lines insurance are in states along the East Coast, in the South and Texas, Personal Lines is expanding its geographical presence across the United States.

The Company provides technological alternatives to agents to maximize their ease of doing business. Personal Lines agents quote and issue 93% of the Company’s Personal Lines policies directly from their agencies by leveraging either their own agency management system or using the Company’s proprietary quote and issuance systems which facilitate and make it possible for agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with the Company’s underwriting and rating systems, which edit transactions for compliance with the Company’s underwriting and pricing programs. Business processed by agents on these platforms is subjected to consultative review by the Company’s in-house underwriters. In the past year, the Company continued to introduce new Internet-based proprietary systems, and agents have transitioned approximately 90% of the Company’s new business to these platforms. The Company also provides an industry-leading download capability that refreshes the individual agency system databases of approximately 3,000 agents each day with updated new and existing policy information.

The Company continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the on-going core service responsibility for the Company’s customers to one of the Company’s four Customer Care Centers, where the Company functions as an extension of an agency’s servicing operation by providing a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. More than 800 agents take advantage of this service alternative.

Personal Lines operates single state companies in Massachusetts, New Jersey and Florida with products marketed primarily through independent agents. These states represented 20.6% of Personal Lines direct written premiums in 2002. The companies were established to manage complex markets in Massachusetts and New Jersey and property catastrophe exposure in Florida. Each company has dedicated resources in underwriting, claim, finance, legal and service functions. The establishment of these separate companies limits capital at risk in these markets.

Personal Lines also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and joint marketing arrangements with other insurers. The Company handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company’s call center locations. The Company is one of the leading providers of personal lines products to members of affinity groups. A number of well-known corporations endorse the Company’s product offerings to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that endorse the Company’s tailored offerings to their members. Since 1995, the Company has had a marketing agreement with GEICO to write the majority of GEICO’s homeowners business and to receive referrals from GEICO for new homeowners business. This agreement has added profitable business and helped to geographically diversify the homeowners line of business.

Pricing and Underwriting

Pricing levels for Personal Lines property and casualty insurance products are generally developed based upon the frequency and severity of incurred and estimated losses, the expenses of producing business and administering claims, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes a profit orientation rather than premium volume or market share.

The Company has developed a product management methodology that incorporates underwriting, claims, actuarial and product development disciplines. This approach is designed to maintain high quality underwriting and pricing discipline. Proprietary data is gathered and analyzed with respect to the Company’s Personal Lines business over many years. The Company uses a variety of proprietary and vendor produced risk differentiation models to facilitate its underwriting segmentation. These models use customer supplied and third-party data sources, including credit bureau data. The Company’s Personal Lines product managers establish strict underwriting guidelines integrated with its filed pricing and rating plans, which enable the Company to streamline its risk selection and pricing.

Pricing for personal automobile insurance is driven by changes in the frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and expected claim costs, and obtaining approval of the state regulatory authorities for indicated rate changes.

Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. Most homeowners policies offer, but do not require, automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, wind and hail, earthquakes and tornadoes. In order to reduce the Company’s exposure to catastrophe losses, the Company has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in some markets, tightened underwriting standards and implemented price increases in some catastrophe-prone areas, and instituted deductibles in hurricane and wind and hail prone areas. In California, the Company has an endorsement that reduces its exposure to catastrophic earthquake claims by increasing the deductible and limiting other policy coverages in the event of an earthquake loss. The Company uses computer-modeling techniques to assess its level of exposure to loss in hurricane and earthquake catastrophe-prone areas. Changes to methods of marketing and underwriting in California and in coastal areas of New York are subject to state-imposed restrictions, which makes it more difficult for an insurer to significantly reduce exposures.

Insurers writing personal lines property casualty policies are generally unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to competition or to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes.

Independent agents either submit applications to the Company’s service centers for underwriting review, quote, and issuance or they utilize one of its automated quote and issue systems. Automated transactions are edited by the Company’s systems and issued if they conform to established guidelines. Exceptions are reviewed by underwriters in the Company’s business centers or agency managers. Audits are conducted by business center underwriters and agency managers, on a systematic sampling basis, across all of the Company’s independent agency generated business. Each agent is assigned to a specific employee or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

The Personal Lines products sold through additional marketing channels are underwritten by the Company’s employees. Underwriters work with the Company management on business plan development, marketing, and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Geographic Distribution

The following table shows the distribution of Personal Lines’ direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2002:

% of
State	Total

New York	19.4%
Texas	9.3
Massachusetts	8.1
New Jersey	7.4
Pennsylvania	7.1
Florida	5.1
Connecticut	4.6
Georgia	4.4
Virginia	4.1
North Carolina	3.1
All Others(1)	27.4

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2002 by the Company.

CLAIMS MANAGEMENT

The Company’s claims management strategy and its execution are critical to operating results and business retention. Claim payout and expense represent a substantial portion of every premium dollar the Company earns. The Company’s claims management strategy is based on four core tenets:

•	fair, efficient, fact-based claims management controls losses for the Company and its customers;

•	use of advanced technology provides front-line claims professionals with necessary information and facilitates prompt claim resolution;

•	specialization of claims professionals and segmentation of claims by complexity, as indicated by severity and causation, allow the Company to focus its resources effectively; and

•	excellent customer service enhances customer retention.

Claims Services includes field claims management teams, located in 39 offices in 32 states, with appropriate authority and access to resources to address the claim needs of customers and their agents or brokers, as well as the Company’s underwriters. In addition to the field teams, claim staffs are dedicated to each of the Personal Lines single state companies in Florida, Massachusetts and New Jersey as well as to the Commercial Lines’ Bond and Gulf markets and the construction business within Commercial Accounts. Specialized investigative, technical and legal resources are used. This structure permits the Company to maintain the economies of scale of a larger, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. The Company’s home office operations provide additional support in the form of work flow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy.

Claim Services employs diverse professionals, including claim adjusters, appraisers, investigators, staff attorneys, system specialists and training, management and support personnel. Approved external service providers, such as independent adjusters and appraisers, investigators and attorneys, are available for use as appropriate.

An integral part of the Company’s strategy for the benefit of customers and shareholders is its leadership position in the continuing fight against insurance fraud.

Claim Services uses advanced management information and data analysis for more effective claim results. This assists the Company in reviewing its claim practices and results to evaluate and improve its performance. The Company’s claim management strategy is focused on segmentation of claims, technical specialization, and effective claim resolution. In recent years, the Company has dedicated claim professionals to its construction market, invested significant additional resources in its Major Case organization and expanded its “catastrophe van” fleet. The Company’s proven catastrophe response strategy and its catastrophe claim handling teams were instrumental in its industry-leading response to the terrorist attack on September 11th. The Company is a leading user of digital and wireless technology and Internet-based claim notification. Additionally, TravGlassSM, the Company’s Internet-based claims application, includes a network of pre-approved and customer or agent selected glass repair providers, to more effectively meet its customers’ automobile glass repair needs.

Another strategic advantage is TravCompSM, a workers’ compensation claim resolution and medical management program that assists adjusters in the prompt investigation and effective management of workers’ compensation claims. Innovative medical and claims management technologies permit nurse, medical and claims professionals to share appropriate vital information that supports prompt investigation, effective return to work and claim resolution strategies. These new technologies, together with effective matching of professional skills and authority to specific claim issues, have resulted in more efficient management of workers’ compensation claims with improved medical, wage replacement costs, and loss adjustment expenses.

Asbestos, environmental and other cumulative injury claims are separately managed by the Company’s Special Liability Group. See “– Asbestos, Environmental and Other Cumulative Injury Claims.”

REINSURANCE

The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses, stabilize earnings and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see note 5 of the notes to the Company’s consolidated financial statements.

The Company utilizes a variety of reinsurance agreements to control its exposure to large property and casualty losses, including:

•	facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated;

•	treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and

•	catastrophe reinsurance, in which the Company is indemnified for an amount of loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

The following presents the Company’s top five reinsurers, except Lloyd’s of London (Lloyd’s), which is discussed in more detail below, by reinsurance recoverable at December 31, 2002 (in millions):

	Reinsurance	A.M. Best
Reinsurer	Recoverable	Rating of Reinsurer

American Re-Insurance Company	$865.2	A+	second highest of 16 ratings
General Reinsurance Corporation	625.4	A++	highest of 16 ratings
Employers Reinsurance Corporation	338.4	A+	second highest of 16 ratings
Swiss Reinsurance America Corporation	287.5	A++	highest of 16 ratings
Transatlantic Reinsurance Company	235.8	A++	highest of 16 ratings

As of December 31, 2002, the Company had reinsurance recoverables from Lloyd’s of $573.4 million. In 1996, Lloyd’s restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited, which is currently unrated. Approximately $296.5 million of the Company’s Lloyd’s reinsurance recoverable at December 31, 2002 relates to Equitas liabilities. The remaining recoverables of $276.9 million are from the continuing market of Lloyd’s, which is rated A- (4th highest of 16 ratings) by A.M. Best.

The impact of Lloyd’s restructuring on the collectibility of amounts recoverable by the Company from Lloyd’s cannot be quantified at this time. The Company believes that it is possible that an unfavorable impact on collectibility could have a material adverse effect on its operating results in a future period. However, the Company believes that it is not likely that the outcome of these matters would have a material adverse effect on its financial condition or liquidity.

At December 31, 2002, the Company had $10.978 billion in reinsurance recoverables. Of this amount, $2.095 billion is for mandatory pools and associations that relate primarily to workers’ compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions. Also, $2.482 billion is attributable to structured settlements relating primarily to personal injury claims, for which the Company has purchased annuities and remains contingently liable in the event of any defaults by the companies issuing the annuities. Of the remaining $6.401 billion ceded to reinsurers at December 31, 2002, $1.357 billion is attributable to environmental, asbestos and other cumulative injury claims and the remainder principally reflects reinsurance in support of ongoing business. At December 31, 2002, $765.6 million of reinsurance recoverables were collateralized by letters of credit, trust agreements and escrow funds. Also at December 31, 2002, the allowance for estimated uncollectible reinsurance recoverables was $329.1 million.

Current Net Retention Policy

The descriptions below relate to the Company’s reinsurance arrangements in effect at January 1, 2003. Most casualty and property reinsurance agreements that renewed on or after January 1, 2002 and subsequent now have terrorism sublimits or exclusions. For third-party liability, including automobile no-fault, the reinsurance agreement used by Commercial Lines limits the net retention to a maximum of $8.0 million per insured, per occurrence. Reinsurance is also used to limit net retained policy limits to $10.0 million for commercial property. For executive liability coverages such as errors and omissions liability, directors’ and officers’ liability, employment practices liability and blended insurance, the Company generally retains up to $5.0 million per risk. For surety protection, the Company generally retains up to $28.5 million per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Personal Lines retains the first $5.0 million of umbrella policies and purchases facultative reinsurance for limits over $5.0 million. For personal property insurance, there is a $6.0 million maximum retention per risk.

Catastrophe Reinsurance

The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, a reinsurance agreement covers 67% of total losses between $450.0 million and $750.0 million. This agreement excludes nuclear, chemical, and biochemical terrorism losses for Personal Lines and all terrorism losses for Commercial Lines.

For multiple workers’ compensation losses arising from a single occurrence, a reinsurance agreement covers 100% of losses between $20.0 million and $250.0 million. Effective May 1, 2002, this agreement is in run-off. Coverage is provided for all policies in effect at April 30, 2002 until expiration.

The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes it deems appropriate.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act (i.e., subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the Program) generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The Program became effective upon enactment and terminates on December 31, 2005. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap. The deductible under the Program is 7% for 2003, 10% for 2004, and 15% for 2005. In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year. The Program also contains an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s deductible under this federal program is $570.0 million for 2003 subject to final rules to be established by the U.S. Treasury.

Florida Reinsurance Fund

The Company also participates in the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated catastrophe reinsurance fund that will provide reimbursement to insurers for a portion of their future catastrophic hurricane losses. FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if insufficient, assessments on insurance companies that write other property and casualty insurance, excluding workers’ compensation. FHCF’s resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida. There can be no assurance that these resources will be sufficient to meet the obligations of FHCF.

The Company’s recovery of less than contracted amounts from FHCF could have a material adverse effect on the Company’s results of operations in the event of a significant catastrophe in Florida. However, the Company believes that it is not likely that its recovery of less than contracted amounts from FHCF would have a material adverse effect on its financial condition or liquidity.

RESERVES

Property and casualty loss reserves are established to account for the estimated ultimate unpaid costs of loss and loss adjustment expenses for claims that have been reported but not yet settled and claims that have been incurred but not reported. The Company establishes reserves by major product line, coverage and year.

The process of estimating loss reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are also reviewed periodically by a qualified actuary employed by the Company.

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company’s reserving methods for asbestos and environmental claims, see “– Asbestos, Environmental and Other Cumulative Injury Claims.”

Discounting

The liability for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance has been discounted using an interest rate of 5%. The liability for losses for certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, has also been discounted using various interest rates ranging from 1.56% to 5.50%. At December 31, 2002, 2001 and 2000, the combined amounts of discount on the consolidated balance sheet were $802.9 million, $792.4 million and $799.6 million, respectively, of which 95%, 100% and 100%, respectively, related to workers’ compensation.

Other Factors

The table on page 13 sets forth the year-end reserves from 1992 through 2002 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1992 to 2001 and 1992 to 1995 have not been restated to reflect the acquisition of the Northland and Associates insurance companies and of Aetna’s property and casualty insurance subsidiaries, respectively. Beginning in 2002 and 1996, the table includes the reserve activity of Northland and Associates and of Aetna, respectively. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1992 to 2002 year-end reserves and the subsequent changes in those reserves.

For instance, the “cumulative deficiency or redundancy” shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1992 included $4.0 million for a loss that is finally paid in 2002 for $5.0 million, the $1.0 million deficiency (the excess of the actual payment of $5.0 million over the original estimate of $4.0 million) would be included in the cumulative deficiencies in each of the years 1992 to 2001 shown in the accompanying table.

Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies shown in the accompanying table arise from claims on policies written prior to the mid-1970s involving liability exposures such as asbestos, environmental and other cumulative injury claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See “– Asbestos, Environmental and Other Cumulative Injury Claims.” General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

Other factors that affect the data in the accompanying table include the discounting of certain reserves, as discussed above, and the use of retrospectively rated insurance policies. For example, workers’ compensation indemnity reserves (tabular reserves) are discounted to reflect the time value of money. Apparent deficiencies will continue to occur as the discount on these workers’ compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves, and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves, and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company’s earnings but are not reflected in the accompanying table.

Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the accompanying table.

The differences between the reserves for loss and loss adjustment expenses shown in the accompanying table, which is prepared in accordance with accounting principles generally accepted in the United States of America and those reported in the Company’s annual reports filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were $(12.1) million, $(17.2) million and $9.2 million for 2002, 2001 and 2000, respectively.

	At December 31,

(in millions)	1992(a)	1993(a)	1994(a)	1995(a)	1996(a)	1997(a)	1998(a)	1999(a)	2000(a)	2001(a)(b)	2002(a)(b)

Reserves for loss and loss adjustment expense originally estimated:	$8,955	$9,319	$9,712	$10,090	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268
Cumulative amounts paid as of
One year later	2,005	1,706	1,595	1,521	3,704	4,025	4,159	4,082	4,374	5,018
Two years later	3,199	2,843	2,631	2,809	6,600	6,882	6,879	6,957	7,517
Three years later	4,063	3,610	3,798	3,903	8,841	8,850	9,006	9,324
Four years later	4,662	4,563	4,676	4,761	10,355	10,480	10,809
Five years later	5,465	5,274	5,388	5,322	11,649	11,915
Six years later	6,078	5,882	5,855	5,842	12,893
Seven years later	6,618	6,289	6,324	6,146
Eight years later	6,983	6,718	6,485
Nine years later	7,383	6,879
Ten years later	7,541
Reserves reestimated as of
One year later	9,058	9,270	9,486	9,848	21,345	21,083	20,521	19,736	19,394	23,228
Two years later	9,139	9,234	9,310	9,785	21,160	20,697	20,172	19,600	22,233
Three years later	9,183	9,108	9,395	9,789	20,816	20,417	19,975	22,302
Four years later	9,189	9,271	9,427	9,735	20,664	20,168	22,489
Five years later	9,405	9,298	9,463	9,711	20,427	22,570
Six years later	9,440	9,349	9,441	9,661	22,851
Seven years later	9,508	9,370	9,445	10,562
Eight years later	9,555	9,374	10,286
Nine years later	9,569	10,280
Ten years later	10,536
Cumulative deficiency(a)	1,581	961	574	472	1,035	1,164	1,726	2,319	2,798	3,031
Gross liability – end of year		$14,638	$15,013	$15,213	$30,969	$30,138	$29,411	$28,854	$28,312	$30,617	$33,628
Reinsurance recoverables		5,319	5,301	5,123	9,153	8,732	8,648	8,871	8,877	10,420	10,360

Net liability – end of year		$9,319	$9,712	$10,090	$21,816	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268

Gross reestimated liability – latest		$15,935	$16,149	$15,797	$32,417	$31,638	$31,677	$31,879	$32,180	$34,071
Reestimated reinsurance recoverables – latest		5,655	5,863	5,235	9,566	9,068	9,188	9,577	9,947	10,843

Net reestimated liability – latest		$10,280	$10,286	$10,562	$22,851	$22,570	$22,489	$22,302	$22,233	$23,228

Gross cumulative deficiency		$1,297	$1,136	$584	$1,448	$1,500	$2,266	$3,025	$3,868	$3,454

(a)	For years prior to 1996, excludes Aetna P&C reserves, which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and loss adjustment expense recorded at the end of the year, as originally estimated, less net reserves re-estimated as of subsequent years) for years prior to 1996 relates only to losses recorded by Travelers P&C and does not include reserve development recorded by Aetna P&C. For 1996 and subsequent years, includes Aetna P&C reserves and subsequent development recorded by Aetna P&C. At December 31, 1996 Aetna P&C gross reserves were $16,775 million and net reserves were $11,752 million. Included in the cumulative deficiency by year is the impact of unfavorable prior year reserve development, net of reinsurance, related to asbestos claims and litigation, primarily due to $2,945 million of unfavorable development in 2002, as follows, in millions:

1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

$1,888	$1,656	$1,605	$1,562	$3,376	$3,307	$3,241	$3,184	$3,134	$2,945

(b)	Includes reserves of The Northland Company and its subsidiaries and Associates Lloyds Insurance Company which were acquired from Citigroup on October 1, 2001. Also includes reserves of Associates Insurance Company, which was contributed to TPC by Citigroup on October 3, 2001. These net reserves were $623 million at December 31, 2001.

Asbestos, Environmental and Other Cumulative Injury Claims

Asbestos, environmental and other cumulative injury claims are segregated from other claims and are handled separately by the Company’s Special Liability Group, a separate unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on asbestos, environmental and other cumulative injury claims, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

INTERCOMPANY REINSURANCE POOLS

Most of the Company’s insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. As of December 31, 2002, there were three intercompany pools, the Travelers Property Casualty pool, the Gulf pool and the Northland pool. Each of these pools permits the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under the arrangements of each pool, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. Travelers Casualty and Surety Company of America (Travelers C&S of America), which is dedicated to the Bond business, does not participate in any of the pools. The Personal Lines single state companies and Associates and affiliates (see Ratings below) are also not included in any of the pools.

In connection with the sale of a 24% ownership interest, on a fully diluted basis, in CIRI to certain outside investors on August 1, 2002, Travelers Indemnity Company provided certain members of the Gulf pool with three reinsurance agreements and one retrocession agreement. These quota share and excess of loss agreements indemnify the Gulf pool from adverse development on certain lines of business written prior to January 1, 2002.

RATINGS

The following table summarizes the current claims-paying and financial strength ratings of the Company’s property casualty insurance pools, Travelers C&S of America and the Company’s Personal Lines single state companies, by A.M. Best, Fitch, Moody’s and Standard & Poor’s. The table also presents the position of each rating in the applicable agency’s rating scale.

Standard &
	A.M. Best	Moody’s	Poor’s	Fitch

Travelers Property Casualty pool(a)	A++ (1st of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)

Travelers C&S of America	A++ (1st of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)

Gulf pool(b)	A+ (2nd of 16)	A2 (6th of 21)	AA- (4th of 21)	–

Northland pool(c)	A+ (2nd of 16)	–	–	–

First Floridian Auto and Home Ins. Co.	A (3rd of 16)	–	–	AA (3rd of 24)

First Trenton Indemnity Company	A (3rd of 16)	–	–	AA (3rd of 24)

The Premier Insurance Co. of MA	A (3rd of 16)	–	–	AA (3rd of 24)

(a)	The Travelers Property Casualty pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty and Surety Company of Illinois, Farmington Casualty Company, The Travelers Indemnity Company of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, Travelers Commercial Casualty Company, Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, The Travelers Indemnity Company of Illinois, Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance Company, Travelers Property Casualty Insurance Company of Illinois and Travelers Excess and Surplus Lines Company.

(b)	The Gulf pool consists of Gulf Insurance Company, Gulf Underwriters Insurance Company, Select Insurance Company and Atlantic Insurance Company.

(c)	The Northland pool consists of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company, and American Equity Specialty Insurance Company.

Associates and affiliates consists of Associates Insurance Company, Commercial Guaranty Insurance Company and Associates Lloyds Insurance Company. Commercial Guaranty Insurance Company and Associates Lloyds had ceded all of their business to Associates Insurance Company. Since these entities are no longer writing new business, A.M. Best no longer rates them. Previously these entities were rated A+ by A.M. Best.

INVESTMENTS

Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.

At December 31, 2002, the carrying value of the Company’s investment portfolio was $38.425 billion, of which 91% was invested in fixed maturity investments and short-term investments (of which 38% was invested in federal, state or municipal government obligations), 1% in mortgage loans and real estate held for sale, 2% in common stocks and other equity securities and 6% in other investments. Adjusting for the effect of securities in the process of settlement, invested assets were $34.826 billion at December 31, 2002, of which 90% was invested in fixed maturity investments and short-term investments (of which 42% was invested in federal, state or municipal government obligations), 1% in mortgage loans and real estate held for sale, 2% in common stocks and other equity securities and 7% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 5.0 years at December 31, 2002. The average duration of the fixed maturity portfolio excluding short-term investments was 5.8 years. Non-investment grade securities totaled approximately $1.945 billion, representing approximately 6% of the Company’s fixed maturity investment portfolio as of December 31, 2002.

The following table sets forth information regarding the Company’s investments. It reflects the average amount of investments, net investment income earned and the yield thereon. See note 4 to the Company’s notes to consolidated financial statements for information regarding the Company’s investment portfolio.

(for the year ended December 31, in millions)	2002	2001	2000

Average investments(a)	$32,505.0	$30,434.9	$29,599.0

Net investment income	$1,880.5	$2,034.0	$2,161.6

Average pretax yield(b)	6.0%	6.9%	7.6%

Average pretax equivalent yield(b)	6.8%	7.7%	8.4%

Average aftertax yield(b)	4.4%	5.0%	5.5%

(a)	Reduced by securities lending and adjusted for the impact of unrealized investment gains and losses, receivables for investment sales and payables on investment purchases.

(b)	Excluding realized and unrealized investment gains and losses.

DERIVATIVES

See note 14 of the Company’s consolidated financial statements for a discussion of the policies and transactions related to the Company’s derivative financial instruments.

COMPETITION

The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and, in the case of personal property and casualty business, method of distribution, i.e., use of independent agents, exclusive agents and/or salaried employees. According to A.M. Best, there are approximately 950 property casualty organizations in the United States, comprising approximately 2,400 property casualty companies. Of those organizations, the top 150 accounted for approximately 91% of the consolidated industry’s total net written premiums in 2001. Several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups, have been instituted in reaction to the escalating cost of insurance caused in part by increased costs from workers’ compensation cases and jury awards in third-party liability cases.

Commercial Lines. The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works to set the price charged for insurance products and the level of service provided within the insurance regulatory framework. Growth is driven by a company’s ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders’ surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company’s ability to retain existing customers and to attract new customers.

National Accounts business is typically written through national brokers and, to a lesser extent, regional brokers. Insurance companies compete in this market based on price, product offerings, claim and loss prevention services, managed care cost containment and risk management information systems. National Accounts also offers a large nationwide network of localized claim service centers which provide greater flexibility in claims adjusting and allows the Company to more quickly respond to the needs of its customers. The Company’s residual market business also competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. The Company services approximately 35% of the total workers’ compensation assigned risk market, making the Company one of the largest servicing insurers in the industry.

Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, improved efficiency through automation and response time to customer needs are key to success in this market. The construction business has become a focused industry market for several large insurance companies. Construction market business is written through agents and brokers. Insurance companies compete in this market based upon price, product offerings and claim and risk management service. The Company utilizes its specialized underwriters, engineers, and claim handlers, who have extensive experience and knowledge of the construction industry, to work with customers, agents and brokers to compete effectively in this market. The Company also utilizes other dedicated units to tailor insurance programs to unique insurance needs. These units are boiler and machinery, commercial agribusiness, inland and ocean marine, trucking industry and national large commercial property.

Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers. Both national and regional property casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, “main street” business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. The Company has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, a broad array of products, competitive prices and one of the most efficient automated environments in the industry. In addition, the Company has established a centralized service center to help agents perform many back-office functions, in return for a fee. The Company’s overall service platform is one of the strongest in the small business commercial market.

Bond competes in the highly competitive surety and executive liability marketplaces. Bond’s reputation for timely and consistent decision-making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Bond’s ability to cross-sell its products to customers of Commercial Lines and Personal Lines provides further competitive advantages for the Company.

The market in which Gulf competes includes small to mid-size niche companies that target specific lines of insurance and larger, multi-line companies that focus on various segments of the specialty accounts market. Gulf’s business is generally written through wholesale brokers and retail agents and brokers throughout the United States. It derives a competitive advantage through its underwriting practices, claim-handling expertise and broad product offering base.

Personal Lines. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local agents. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. The Company also competes with insurance companies that use exclusive agents or salaried employees to sell their products. In addition to its traditional independent agency distribution, Personal Lines has broadened its distribution of Personal Lines products by marketing to sponsoring organizations, including employee and affinity groups, and through joint marketing arrangements with other insurers. The Company believes that its continued focus on expense management practices and its underwriting segmentation abilities enable the Company to price its products competitively in all of its distribution channels.

REGULATION

State Regulation

The Company’s insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive rate-making laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. Financial examinations completed in the past three years have not resulted in any adjustments to statutory surplus, and pending financial and market conduct examinations have not identified any material findings to date. At the present time, the Company’s insurance subsidiaries are collectively licensed to transact insurance business in all states, the District of Columbia, Guam, Puerto Rico, Bermuda, and the U.S. Virgin Islands, as well as Australia, Canada, New Zealand, the Philippines, the United Kingdom and Central and South America.

Insurance Holding Company Statutes

Although as a holding company, the Company is not regulated as an insurance company, the Company owns capital stock in insurance subsidiaries and therefore is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of the Company’s insurance subsidiaries. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes as well as other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

Insurance Regulation Concerning Dividends

The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. During 2003, a portion of dividends from the Company’s insurance subsidiaries is likely to be subject to approval from the Connecticut Insurance Department, depending upon the amount and timing of the payments.

Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling Arrangements

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers. Depending upon state law, insurers can be assessed an amount that is generally equal to between 1% and 2% of premiums written for the relevant lines of insurance in that state each year to pay the claims of an insolvent insurer. Part of these payments are recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of the Company’s insurance subsidiaries to recover such assessments through tax credits or other means. In addition, there have been some legislative efforts to limit or repeal the tax offset provisions, which efforts, to date, have been generally unsuccessful. These assessments are expected to increase in the future as a result of recent insolvencies.

Many states have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury. Insurers writing workers’ compensation in those states having second-injury funds are subject to the laws creating the funds, including the various funding mechanisms that those states have adopted to fund the second-injury funds. Several of the states having larger second-injury funds utilize a premium surcharge that effectively passes the cost of the fund to policyholders. Other states assess the insurer based on paid losses and allow the insurer to recoup the assessment through future premium rates.

The Company’s insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. In the event that a member of that pool becomes insolvent, the remaining members assume an additional pro rata share of the liabilities of the pool. The underwriting results of these pools traditionally have been unprofitable. Combined earned premiums related to such pools and assigned risks for the Company were $147.6 million, $143.9 million and $117.1 million in 2002, 2001 and 2000, respectively. The related combined underwriting losses for the Company were $38.5 million, $47.8 million and $53.4 million in 2002, 2001 and 2000, respectively.

Proposed legislation and regulatory changes have been introduced in the states from time to time that would modify some of the laws and regulations affecting the financial services industry, including the use of information. The potential impact of that legislation on the Company’s businesses cannot be predicted at this time.

Insurance Regulations Concerning Change of Control

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled, or, in some cases, having substantial business that it is deemed to be commercially domiciled, in that state. The Company owns, directly or indirectly, all of the shares of stock of property and casualty insurance companies domiciled in the states of Arizona, California, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Massachusetts, Minnesota, New Jersey and Texas. “Control” is generally presumed to exist through the ownership of 10% (5% in the case of Florida) or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. Any purchaser of shares of common stock representing 10% (5% in the case of Florida) or more of the voting power of the Company’s capital stock will be presumed to have acquired control of the Company’s domestic insurance subsidiaries unless, following application by that purchaser in each insurance subsidiary’s state of domicile, the relevant insurance commissioner determines otherwise.

In addition to these filings, the laws of many states contain provisions requiring pre-notification to state agencies prior to any change in control of a non-domestic insurance company admitted to transact business in that state. While these pre-notification statutes do not authorize the state agency to disapprove the change of control, they do authorize issuance of cease and desist orders with respect to the non-domestic insurer if it is determined that some conditions, such as undue market concentration, would result from the acquisition.

Any future transactions that would constitute a change in control of any of the Company’s insurer subsidiaries would generally require prior approval by the insurance departments of the states in which the Company’s insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

One of the Company’s insurance subsidiaries is domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Insurance Companies Act of 1982 including approval of the Financial Services Authority.

Some of the Company’s other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to the Company’s shareholders.

Insurance Regulatory Information System

The NAIC Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of 12 key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established “usual range” of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As published by the NAIC, approximately 14.9% of the companies included in the IRIS system have reported results outside the usual range on four or more ratios.

In 2002, most of the Company’s insurance subsidiaries in the Travelers Property Casualty pool had results outside the usual range for the one year reserve development to surplus ratio, the two year reserve development to surplus ratio and the estimated current reserve deficiency to surplus ratio ranging from 21% to 44%, which exceeded the usual range of 20% to 25%, primarily because of the pretax statutory income statement charges for additions to asbes-

tos reserves in 2002. In addition, three of the Company’s principal insurance companies had other ratios outside the usual range. The Travelers Indemnity Company and The Standard Fire Insurance Company had investment yield ratios of 3.8% and 4.2%, respectively, which were less than the usual results of 4.5%, reflecting the decline in interest rates on new investments and lower dividends from subsidiary equity investments. The Travelers Indemnity Company and Travelers Casualty and Surety Company had liabilities to liquid assets ratios of 120% and 107%, respectively, which exceeded the usual result of 105% due primarily to sizable subsidiary investments that are excluded from the calculation of liquid assets and an increase in asbestos reserves that are included in liabilities. The Travelers Casualty and Surety Company and The Standard Fire Insurance Company each had a change in surplus ratio of -12%, which exceeded the usual result of -10% due to a net loss resulting primarily from charges for additions to asbestos reserves in 2002. Also in 2002, the insurance companies in the Gulf pool had results outside the usual range for the two year reserve development to surplus ratio ranging from 32% to 44%, which exceeded the usual result of 20% because of reserve additions related to a run-off product line. In addition, the Gulf pool companies had an estimated current reserve deficiency to surplus ratio ranging from 46% to 84%, which exceeded the usual result of 25% and a change in net writings ratio ranging from 223% to 403%, which exceeded the usual result of 33% primarily due to the effect of their removal from the Travelers Property Casualty pool and the reestablishment of the Gulf pool. Gulf Insurance Company and Gulf Underwriters Insurance Company had investment yield ratios of 4.3% and 3.9%, respectively, which were less than the usual result of 4.5% reflecting a shortening of the duration of the portfolio and a decline in interest rates on new investments. Gulf Underwriters Insurance Company also had a gross written premiums to surplus ratio of 1235%, which exceeded the usual result of 33% due to increases in premiums written on core specialty lines and the effect of the companies’ removal from the Travelers Property Casualty pool and the reestablishment of the Gulf pool.

In 2001 and 2000, two of the Company’s principal subsidiaries had ratios outside the usual ranges. In 2001, The Travelers Indemnity Company had a liabilities to liquid asset ratio of 110%, which exceeded the usual result of 105%. This resulted from The Travelers Indemnity Company’s acquisition of The Northland Company and the contribution of Associates Insurance Company and affiliates, because these entities are not liquid assets for the purposes of calculating this ratio. Travelers Casualty and Surety Company has an estimated current reserve deficiency to policyholders’ surplus ratio of 26% which exceeded the usual result of 25%. The two factors which contributed to this result were the combining of the Travelers Property Casualty and Gulf Insurance intercompany reinsurance pools in 2001 and the decline in workers’ compensation business volume in previous years. For 2000, Travelers Casualty and Surety Company of America had a change in net writings that was 138%, compared to the usual range of 33% to (33%). Travelers Casualty and Surety Company had a change in surplus ratio that was unusual (13%) compared to the usual range of 50% to (10%).

For 2000, the change in net writings ratio for the Travelers Casualty and Surety Company of America was outside of the usual range due to the acquisition of the surety business of Reliance Group Holdings, Inc. by Travelers Casualty and Surety Company. Simultaneous with the recording of the business acquired, Travelers Casualty and Surety Company recognized the effects of the cross-business reinsurance agreement with Travelers Casualty and Surety Company of America. Travelers Casualty and Surety Company capitalized and nonadmitted costs to recognize the acquisition which, together with dividends paid to TIGHI, caused the change in surplus ratio for Travelers Casualty and Surety Company to be outside the usual range.

In all of these instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future. Management does not anticipate regulatory action as a result of the 2002 IRIS ratio results. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company’s insurance subsidiaries for the years ended December 31, 2001 and 2000.

Risk-Based Capital (RBC) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted a formula and model law to implement RBC requirements for most property and casualty insurance companies, which is designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

•	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

•	declines in asset values arising from market and/or credit risk; and

•	off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and reserve and premium growth.

Under laws adopted by individual states, insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The RBC law provides for four levels of regulatory action. The extent of regulatory intervention and action increases as the level of surplus to RBC falls. The first level, the company action level as defined by the NAIC, requires an insurer to submit a plan of corrective actions to the regulator if surplus falls below 200% of the RBC amount. The regulatory action level, as defined by the NAIC, requires an insurer to submit a plan containing corrective actions and requires the relevant insurance commissioner to perform an examination or other analysis and issue a corrective order if surplus falls below 150% of the RBC amount. The authorized control level, as defined by the NAIC, authorizes the relevant insurance commissioner to take whatever regulatory actions considered necessary to protect the best interest of the policyholders and creditors of the insurer which may include the actions necessary to cause the insurer to be placed under regulatory control, i.e., rehabilitation or liquidation, if surplus falls below 100% of the RBC amount. The fourth action level is the mandatory control level as defined by the NAIC, which requires the relevant insurance commissioner to place the insurer under regulatory control if surplus falls below 70% of the RBC amount.

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2002, all of the Company’s property and casualty insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

INTEREST EXPENSE AND OTHER

Interest Expense and Other consists primarily of interest expense.

OTHER INFORMATION

General Business Factors

In the opinion of the Company’s management, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company’s consolidated revenues.

Employees

At December 31, 2002, the Company had 19,837 full-time and 754 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company’s employees are subject to collective bargaining agreements.

Source of Funds

For a discussion of the Company’s sources of funds and maturities of the long-term debt of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and note 8 of notes to consolidated financial statements.

Taxation

For a discussion of tax matters affecting the Company and its operations, see note 9 of notes to consolidated financial statements.

Financial Information about Industry Segments

For financial information regarding industry segments of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 3 of notes to consolidated financial statements.

Recent Transactions

For information regarding recent transactions of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 1 of notes to consolidated financial statements.

Company Website and Availability of SEC Filings

The Company’s Internet website is www.travelers.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to, all of the Company’s Forms 10-K, 10-Q and 8-K, and any amendments to these, that are filed with the SEC. To access these filings, go to the Company’s website and click on “Investors,” then click on “SEC Filings.” This links directly to the SEC’s website where all of the Company’s SEC filings that are made electronically with the SEC may be viewed.

Executive Officers of the Company

Set forth below is information concerning the Company’s executive officers as of February 28, 2003.

Name	Age	Office

Robert I. Lipp	64	Chairman of the board of directors, chief executive officer
Charles J. Clarke	67	President and a director
Irwin R. Ettinger	64	Vice chairman
Douglas G. Elliot	42	Chief operating officer
Jay S. Benet	50	Chief financial officer
James M. Michener	50	General counsel, secretary
Diana E. Beecher	57	Chief information officer
Stewart R. Morrison	46	Chief investment officer
Maria Olivo	38	Executive vice president – business and corporate development and investor relations
Peter N. Higgins	55	Executive vice president – Underwriting
Brian W. MacLean	49	Executive vice president – Claim Services
Joseph P. Lacher, Jr.	33	Executive vice president – Personal Lines
Douglas K. Russell	45	Chief accounting officer and treasurer

Robert I. Lipp, 64, has been chairman and chief executive officer of the Company since December 18, 2001. Mr. Lipp served as chairman of the board of TIGHI from 1996 to 2000 and from January 2001 to October 2001, and was the chief executive officer and president of TIGHI from 1996 to 1998. During 2000 he was a vice chairman and member of the office of the chairman of Citigroup. He was chairman and chief executive officer – Global Consumer Business of Citigroup from 1999 to 2000. From October 1998 to April 1999, he was co-chairman – Global Consumer Business of Citigroup. From 1993 to 2000, he was chairman and chief executive officer of Travelers Insurance Group, Inc., a TPC predecessor company. From 1991 to 1998, he was a vice chairman and director of Travelers Group, Inc. and from 1991 to 1993, he was chairman and chief executive officer of CitiFinancial Credit Company. Prior to joining Citigroup in 1986, Mr. Lipp spent 23 years with Chemical New York Corporation. He is a director of Accenture Ltd., president of the New York City Ballet, a trustee of Carnegie Hall and the Massachusetts Museum of Contemporary Art, chairman of the executive committee at Williams College, and chairman of Dance-On Inc.

Charles J. Clarke, 67, is president and was chairman and chief executive officer of TIGHI just prior to December 18, 2001. He has been a director of the Company since June 2000. Mr. Clarke was president from January 2001 to October 2001. Prior to that time he had been vice chairman from January 1998 to January 2001. Mr. Clarke had been chief executive officer of Commercial Lines from January 1996 to January 1998 and was chairman of Commercial Lines from 1990 to January 1996. He has held other executive and management positions with the Company for many years, and he has been with the Company since 1958.

Irwin R. Ettinger, 64, joined the Company as vice chairman in June 2002. Prior to this, Mr. Ettinger served as the chief accounting and tax officer for Citigroup from 1998 to 2002 and held other positions of increasing responsibility since joining Citigroup in 1987. He joined Citigroup from Arthur Young & Co. (now Ernst and Young) where he was a partner for 18 years. He serves as a member of the Advisory Council of the Weissmen Center for International Business of Baruch College of the City University of New York and is a member of the executive committee of the Baruch College Fund.

Douglas G. Elliot, 42, is chief operating officer of the Company, responsible for the business operations of the Company. He was president and chief operating officer of TIGHI just prior to December 18, 2001. Mr. Elliot was president and chief executive officer from October 2001 to December 2001. He was chief operating officer and president of Commercial Lines from September 2000 to October 2001, chief operating officer of Commercial Lines from August 1999 to September 2000 and senior vice president of Select Accounts from June 1996 to August 1999. He has held other executive and management positions with the Company for several years, and he has been with the Company since 1987. Mr. Elliot serves on the Corporator’s Board of Hartford Hospital.

Jay S. Benet, 50, has been the chief financial officer of the Company since February 2002. Before joining the Company, from March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and chief financial officer for Citigroup’s Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Prior to this, Mr. Benet served 10 years in various executive positions with Travelers Life & Annuity, including chief financial officer and executive vice president, Group Annuity from December 1998 to April 2000 and senior vice president Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity in 1990, Mr. Benet was a partner of Coopers & Lybrand (now Pricewaterhouse Coopers).

James M. Michener, 50, is the general counsel and secretary of the Company. From April 2001 to January 2002, Mr. Michener served as general counsel of Citigroup’s Emerging Markets business. Prior to joining Citigroup’s Emerging Markets business, Mr. Michener was general counsel of Travelers Insurance from April 2000 to April 2001. He began his career as a lawyer with the Company and held several positions, including general counsel of the Managed Care and Employee Benefits Division from March 1994 to December 1994. From

January 1995 to October 1995, Mr. Michener served as general counsel of The MetraHealth Companies, Inc. In May 1996, after the sale of MetraHealth to United Healthcare Corporation, Mr. Michener rejoined the Company as the general counsel of TIGHI.

Diana E. Beecher, 57, is senior vice president and chief information officer for the Company. Ms. Beecher joined the Company in 1995 as vice president for Technical Engineering in the Information Systems Core Technology area. She was promoted to her current position in July 1997. Prior to joining the Company, Ms. Beecher served as senior vice president of Brokerage Operations for S.G. Warburg & Co., Inc., and had previously spent 13 years at Morgan Stanley & Co., Inc., serving in various positions of increasing responsibility in the technology and equity divisions. Ms. Beecher is a trustee of the Shippensburg University Foundation, trustee of the New Canaan Congregational Church, and the treasurer and director of Nutmeg Big Brothers Big Sisters.

Stewart R. Morrison, 46, is the chief investment officer of the Company. Mr. Morrison joined the Company in November 2002 from Security Benefit Group in Topeka, Kansas, where he served as chief investment officer. Prior to his role there, Mr. Morrison spent more than 10 years with Keyport Life Insurance Company in Boston in a variety of strategic investment positions, including chief investment officer. Before moving into the insurance field, Mr. Morrison held positions of increasing responsibility in the banking industry, beginning at Hartford National Bank.

Maria Olivo, 38, was appointed executive vice president, Business and Corporate Development and Investor Relations of the Company in June 2002. Ms. Olivo, a certified financial analyst, joined the Company from Swiss Re Capital Partners where she was a managing director involved in Strategic Investments and Corporate Development from April 2000 to June 2002. Prior to that, she was a director at Salomon Smith Barney where she worked on numerous initial public offerings, mergers and acquisitions and public debt offerings.

Peter N. Higgins, 55, has been executive vice president, Underwriting since 2000, and chief executive officer of Commercial Accounts since 1996. In addition, he is the chief executive officer of the Northland Companies. Mr. Higgins began his career with the Company in 1969, was promoted to senior vice president, Commercial Lines in 1992, and chief underwriting officer in 2000.

Brian W. MacLean, 49, is executive vice president, Claim Services. Prior to this, Mr. MacLean served as president of Select Accounts from July 1999 to January 2002. He also served as chief financial officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was chief financial officer for Commercial Lines. He joined the Company in 1988 and has served in several other positions. Prior to joining the Company, Mr. MacLean was an audit manager at the public accounting firm of Peat Marwick (now KPMG LLP).

Joseph P. Lacher, Jr., 33, is executive vice president – Personal Lines. Prior to this position, Mr. Lacher served as senior vice president, product and actuarial for Personal Lines since April 2001. Immediately prior to this Mr. Lacher was senior vice president of Strategic Distribution for Personal Lines from April 1999 to April 2001. From April 1996 to April 1999, Mr. Lacher was chief financial officer for Select Accounts. He has held other executive and management positions with the Company for several years, and he has been with the Company since 1991.

Douglas K. Russell, 45, is the chief accounting officer and treasurer and has been controller and chief accounting officer of the Company since July 1999. Mr. Russell has also served in several other positions with the Company since January 1997. Prior to joining the Company, Mr. Russell was director of financial reporting of both The MetraHealth Companies, Inc. from May 1995 to October 1995, and of United Healthcare Corporation, from October 1995 to December 1996. From 1979 to May 1995, Mr. Russell served in several positions at Ernst & Young, LLP.

Glossary of Selected Insurance Terms

Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Adjusted unassigned surplus	Unassigned surplus as of the most recent statutory annual report reduced by twenty-five percent of that year’s unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in that report.

Admitted insurer	A company licensed to transact insurance business within a state.

Annuity	A contract that pays a periodic benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

Assigned risk pools	Reinsurance pools which cover risks for those unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risk being too great or the profit being too small under the required insurance rate structure. The costs of the risks associated with these pools are charged back to insurance carriers in proportion to their direct writings.

Assumed reinsurance	Insurance risks acquired from a ceding company.

Broker	One who negotiates contracts of insurance or reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance	Insurance which is primarily concerned with the losses caused by injuries to third persons, i.e., not the insured, and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, workers’ compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

Catastrophe	A severe loss, resulting from natural and manmade events, including risks such as fire, earthquake, windstorm, explosion, terrorism and other similar events.

Catastrophe loss	Loss and directly identified loss adjustment expenses from catastrophes.

Catastrophe reinsurance	A form of excess of loss reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover casualty insurance losses such as from workers’ compensation policies.

Cede; ceding company	When an insurer reinsures its liability with another insurer or a “cession,” it “cedes” business and is referred to as the “ceding company.”

Ceded reinsurance	Insurance risks transferred to another company as reinsurance. See “Reinsurance.”

Claim	Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

Claim adjustment expenses	See “Loss adjustment expenses.”

Claims and claim adjustment expenses	See “Loss and loss adjustment expenses.”

Claims and claim adjustment expense reserves	See “Loss reserves.”

Combined ratio	The sum of the loss and LAE ratio, the underwriting expense ratio and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Commercial lines	The various kinds of property and casualty insurance that are written for businesses.

Commercial multi-peril policies	Refers to policies which cover both property and third-party liability exposures.

Commutation agreement	An agreement between a reinsurer and a ceding company whereby the reinsurer pays an agreed upon amount in exchange for a complete discharge of all obligations, including future obligations, between the parties for reinsurance losses incurred.

Deductible	The amount of loss that an insured retains.

Deferred acquisition costs	Primarily commissions and premium taxes that vary with and are primarily related to the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Direct written premiums	The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. It excludes the impact of all reinsurance premiums, either assumed or ceded.

Earned premiums or premiums earned	That portion of property casualty premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both Statutory Accounting Practices (SAP) and GAAP.

Excess liability	Additional casualty coverage above a layer of insurance exposures.

Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or “retention.”

Excess SIPC	A type of surety protection provided for broker dealer firms, excess of primary protection programs such as that provided by the Securities Investors Protection Corporation (SIPC), which may respond in favor of broker dealer customers in the event of missing customer property following a broker dealer’s liquidation.

Expense ratio	See “Underwriting expense ratio.”

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fidelity and surety programs	Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of an insured.

Guaranteed cost products	An insurance policy where the premiums charged will not be adjusted for actual loss experience during the covered period.

Guaranty fund	State-regulated mechanism which is financed by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the insolvent insurer’s obligations to policyholders.

Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer.

Inland marine	A broad type of insurance generally covering articles that may be transported from one place to another, as well as bridges, tunnels and other instrumentalities of transportation. It includes goods in transit, generally other than transoceanic, and may include policies for movable objects such as personal effects, personal property, jewelry, furs, fine art and others.

IRIS ratios	Financial ratios calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Large deductible policy	An insurance policy where the customer assumes at least $25,000 or more of each loss. Typically, the insurer is responsible for paying the entire loss under those policies and then seeks reimbursement from the insured for the deductible amount.

Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.

Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	For SAP it is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For GAAP it is the ratio of incurred losses and loss adjustment expenses reduced by an allocation of fee income to net earned premiums.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, “loss reserves” is meant to include reserves for both losses and LAE.

Losses incurred	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for IBNR.

National Association of Insurance Commissioners (NAIC)	An organization of the insurance commissioners or directors of all 50 states and the District of Columbia organized to promote consistency of regulatory practice and statutory accounting standards throughout the United States.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.

Operating income (loss)	Net income (loss) excluding net realized investment gains (losses), restructuring charges, the cumulative effect of changes in accounting principles and TPC’s minority interest in 2000.

Personal lines	Types of property and casualty insurance written for individuals or families, rather than for businesses.

Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.

Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

Producer	Contractual entity which directs insureds to the insurer for coverage. This term includes agents and brokers.

Property insurance	Insurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.

Rates	Amounts charged per unit of insurance.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.

Reinsurance agreement	A contract specifying the terms of a reinsurance transaction.

Residual market (involuntary business)	Insurance market which provides coverage for risks unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risk being too great or the profit potential too small under the required insurance rate structure. Residual markets are frequently created by state legislation either because of lack of available coverage such as property coverage in a windstorm prone area or protection of the accident victim as in the case of workers’ compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers’ voluntary market shares for the type of coverage involved.

Retention	The amount of exposure a policyholder company retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company.

Retention ratio	Current period renewal accounts or policies as a percentage of total accounts or policies available for renewal.

Retrospective premiums	Premiums related to retrospectively rated policies.

Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.

Risk-based capital (RBC)	A measure adopted by the NAIC and enacted by states for determining the minimum statutory capital and surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Risk retention group	An alternative form of insurance in which members of a similar profession or business band together to self insure their risks.

Run-off business	An operation which has been determined to be nonstrategic; includes non-renewals of inforce policies and a cessation of writing new business, where allowed by law.

Salvage	The amount of money an insurer recovers through the sale of property transferred to the insurer as a result of a loss payment.

Second-injury fund	The employer of an injured, impaired worker is responsible only for the workers’ compensation benefit for the most recent injury; the second-injury fund would cover the cost of any additional benefits for aggravation of a prior condition. The cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on either premiums or losses.

Self-insured retentions	That portion of the risk retained by a person for its own account.

Servicing carrier	An insurance company that provides, for a fee, various services including policy issuance, claims adjusting and customer service for insureds in a reinsurance pool.

Statutory accounting practices (SAP)	The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

Statutory surplus	As determined under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory surplus is also referred to as “surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Structured settlements	Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy, usually funded through the purchase of an annuity.

Subrogation	A principle of law incorporated in insurance policies, which enables an insurance company, after paying a claim under a policy, to recover the amount of the loss from another who is legally liable for it.

Third-party liability	A liability owed to a claimant (third-party) who is not one of the two parties to the insurance contract. Insured liability claims are referred to as third-party claims.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all that type or category of risks originally written by the primary insurer or reinsured.

Umbrella coverage	A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered by the usual liability policies.

Unassigned surplus	The undistributed and unappropriated amount of statutory surplus.

Underwriter	An employee of an insurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications for insurance coverage, and the decision whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of that coverage.

Underwriting expense ratio	For SAP it is the ratio of underwriting expenses incurred to net written premiums. For GAAP it is the ratio of underwriting expenses incurred reduced by an allocation of fee income to net earned premiums.

Underwriting gain or underwriting loss	The pre-tax profit or loss experienced by a property casualty insurance company after deducting loss and loss adjustment expenses and operating expenses from net earned premiums and fee income. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term.

Voluntary market	The market in which a person seeking insurance obtains coverage without the assistance of residual market mechanisms.

Wholesale broker	An independent or exclusive agent that represents both admitted and nonadmitted insurers in market areas, which include standard, non-standard, specialty and excess and surplus lines of insurance. The wholesaler does not deal directly with the insurance consumer. The wholesaler deals with the retail agent or broker.

Workers’ compensation	A system (established under state and federal laws) under which employers provide insurance for benefit payments to their employees for work-related injuries, deaths and diseases, regardless of fault.

Item 2.	PROPERTIES

The Company currently owns six buildings in Hartford, Connecticut, which comprises its headquarters. The Company currently occupies approximately 1,030,000 square feet of office space in such buildings. The Company also owns other real property in Connecticut, office buildings in Fall River, Massachusetts and in Irving, Texas and a data center located in Norcross, Georgia. In addition, the Company leases 146 field and claim offices totaling approximately 3,425,000 square feet throughout the United States under leases or subleases with third parties.

The Company leases 284,225 square feet of office space in its headquarters buildings to Citigroup. The Company leases approximately 373,000 square feet of office space at CityPlace, located in Hartford, Connecticut. The Company has agreed to exchange office space with Citigroup and, as a result, will relocate its operations from the office space at CityPlace to the six headquarters buildings and assign the lease for CityPlace to Citigroup effective April 2003. The lease with Citigroup for office space in the headquarters buildings will terminate at the same time that the exchange of office space occurs.

On September 1, 2001, the Company vacated the 50 Prospect Street complex in Hartford, Connecticut in order to undertake a complete renovation thereof, which is expected to be completed by the end of 2003. Therefore, the Company has entered into the following lease arrangements in Hartford, Connecticut to temporarily house the displaced operations: 93,500 square feet at 90 State House Square, 82,000 square feet at 10 State House Square, 79,400 square feet at 50/58 State House Square, 79,800 square feet at One Constitution Plaza, and 100,200 square feet at Connecticut River Plaza. By year-end 2002, the Company completed its renovations to seven floors, which were in turn, occupied by its employees previously housed at CityPlace.

In the opinion of the Company’s management, the Company’s properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.	LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries are a party or to which any of the Company’s property is subject.

Beginning in January 1997, various plaintiffs commenced a series of purported class actions and one multi-party action in various courts against some of the Company’s subsidiaries, dozens of other insurers and the National Council on Compensation Insurance, or the NCCI. The allegations in the actions are substantially similar. The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers’ compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. Plaintiffs seek unspecified monetary damages. After several voluntary dismissals, refilings and consolidations, actions are, or until recently were, pending in the following jurisdictions: Georgia (Melvin Simon & Associates, Inc., et al. v. Standard Fire Insurance Company, et al.); Tennessee (Bristol Hotel Asset Company, et al. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al. and Bristol Hotel Management Corporation, et al. v. Aetna Casualty & Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.); Illinois (CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. American Insurance Company, et al.); Missouri (American Freightways Corporation, et al. v. American Insurance Co., et al.); California (Bristol Hotels & Resorts, et al. v. NCCI, et al.); Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (Alumax, Inc., et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc., et al. v. National Surety Corp. et al.); New York (Burnham Service Corp. v. American Motorists Insurance Company, et al.); and Arizona (Albany International Corp. v. American Home Assurance Company, et al.).

The trial courts ordered dismissal of the California, Pennsylvania and New York cases and, in February 2003, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.). In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan denied defendants’ motions to dismiss. The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The Michigan, Pennsylvania and New Jersey courts denied class certification. Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted. The New Jersey appellate court denied plaintiffs’ request to appeal. After the rulings described above, the plaintiffs withdrew the New York and Michigan cases. The Company is vigorously defending all of the pending cases and Company management believes the Company has meritorious defenses; however the outcome of these disputes is uncertain.

In litigation with JPMorgan Chase commenced in federal district court in New York (JPMorgan Chase Bank v. Liberty Mutual Insurance Company, et al., S.D.N.Y.), JPMorgan Chase claimed that the Company and eight other sureties were obligated to perform under certain surety bonds issued with respect to performance obligations of two subsidiaries of Enron. On January 2, 2003, the Company and the other sureties settled with JPMorgan Chase resolving all obligations under the bonds. The Company paid $138.8 million, before reinsurance, and conveyed related bankruptcy rights to JPMorgan Chase.

The Company is increasingly becoming subject to more aggressive asbestos-related litigation, and the Company expects this trend to continue. In October 2001 and April 2002, two purported class action suits (Wise v. Travelers, and Meninger v. Travelers), were filed against the Company and other insurers in state court in West Virginia. The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants violated unfair trade practices requirements and inappropriately handled and settled asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (2002, not served). Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against the Company in Louisiana and Texas state courts.

All of the actions described in the preceding paragraph, other than the Hawaii actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of former Travelers policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on Travelers motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order. In January 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court.

The Company is vigorously defending all of the direct action cases and Company management believes the Company has meritorious defenses. These defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired.

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

The Company is involved in a number of proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos-related claims pending against it by negotiating with the claimants and assigning them ACandS’ rights to recover under insurance policies issued by the Company. ACandS has asserted that the Company is responsible for the financial obligations created by these settlements as well as for any future claims brought against it, and that insurance policy aggregate limits do not apply. In August 2002, in a pending insurance coverage arbitration (commenced in January 2001), the panel of arbitrators scheduled the presentation of the case to commence in April 2003. In January 2003, ACandS filed a proposed Plan of Reorganization in its Bankruptcy proceeding. Pursuant to that plan, ACandS seeks to establish a trust for the handling and disposition of asbestos claims. That trust, according to the proposed plan, will be assigned ACandS’ rights to its insurance policies issued by the Company. In addition to the bankruptcy and the arbitration proceedings, the Company and ACandS are also involved in insurance coverage litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D.Pa, commenced in September 2000). No trial date has been set in this case. The Company is vigorously defending these cases, and Company management believes the Company has meritorious defenses. In the bankruptcy, arbitration and litigation proceedings, the Company has asserted or will assert numerous defenses, including that the claims against ACandS are subject to aggregate limits which have already been exhausted because the relevant policies were issued after ACandS ceased installing asbestos-related materials; that even if not subject to aggregate limits, the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations; that the settlements entered into between ACandS and the asbestos claimants are not binding on the Company; and that any plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or deprive the Company of its right to litigate the claims against ACandS.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however the outcome of these disputes is uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of recent settlement activity and other information regarding the Company’s asbestos and environmental exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos Claims and Litigation”, “– Environmental Claims and Litigation” and “– Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Currently, it is not possible to predict legal and legislative outcomes and their impact on the future development of claims and litigation relating to asbestos and other hazardous waste and toxic substances. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the current reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations and financial condition in future periods.

The Company is involved in numerous lawsuits, other than asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

In connection with the IPO, on March 22, 2002, the Company’s class A common stock began trading on the New York Stock Exchange (NYSE) under the symbol “TAP.A”. Prior to March 22, 2002, there was no established public trading market for the Company’s class A common stock as Citigroup was the sole holder of record of the Company’s class A common stock. In connection with the Citigroup Distribution, the Company’s class B common stock began “regular way” trading on the NYSE on August 21, 2002 under the symbol “TAP.B”. Prior to August 21, 2002, there was no established public trading market for the Company’s class B common stock as Citigroup was the sole holder of record of the Company’s class B common stock.

The following table presents the high and low closing prices on the NYSE of the class A common stock and the class B common stock for each quarter in 2002 in which each class of common stock was trading:

	2002

	1st Quarter(1)	2nd Quarter	3rd Quarter(2)	4th Quarter

Class A Common Stock Price
High	$20.00	$20.97	$17.25	$15.95
Low	$19.56	$16.04	$12.38	$12.78
Class B Common Stock Price
High	N/A	N/A	$17.59	$16.00
Low	N/A	N/A	$12.50	$13.09

(1)	Since March 22, 2002.
(2)	Since August 21, 2002 for class B common stock.

As of February 21, 2003, the Company had approximately 122 thousand and 139 thousand holders of record of its class A common stock and class B common stock, respectively. These figures do not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities brokers and others for the benefit of individual owners who may vote or dispose of the shares.

During 2001, the Company paid dividends of $526.0 million to Citigroup, its then sole shareholder. During the first quarter of 2002, the Company paid dividends of $5.253 billion to Citigroup, its then sole shareholder, primarily in the form of notes payable. On January 23, 2003, the Company declared its first quarterly dividend of $0.06 per share on the class A and class B common stock payable February 28, 2003 to shareholders of record on February 5, 2003. In 2003, the Company expects to continue to pay quarterly cash dividends on the class A and class B common stock of $0.06 per share. However, dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, including dividend restrictions in certain long-term loan or credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6. SELECTED FINANCIAL DATA

At and for the year ended
December 31,(1)
(in millions, except per share amounts)	2002	2001	2000	1999	1998

Total revenues	$14,269.7	$12,230.5	$11,071.0	$10,573.0	$10,454.1

Income before cumulative effect of changes in accounting principles	$215.6	$1,062.2	$1,312.2	$1,136.4	$1,104.1
Cumulative effect of changes in accounting principles, net of tax(2)	(242.6)	3.2	–	(112.1)	–

Net income (loss)	$(27.0)	$1,065.4	$1,312.2	$1,024.3	$1,104.1

Total investments	$38,425.2	$32,618.6	$30,754.3	$29,842.6	$31,900.6
Total assets	64,137.5	57,777.8	53,850.4	50,795.1	51,751.0
Claims and claim adjustment expense reserves	33,736.0	30,736.6	28,442.4	29,002.9	29,588.9
Notes payable to former affiliates	700.0	1,697.7	2,155.5	1,298.0	1,942.7
Long-term debt	926.2	379.8	849.8	849.8	1,249.6
Convertible junior subordinated notes payable	867.8	–	–	–	–
Convertible notes payable	49.7	–	–	–	–
Total liabilities(3)	53,100.2	46,191.5	43,736.4	43,455.5	45,080.0
TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	900.0	900.0	900.0	900.0	900.0
Shareholders’ equity	10,137.3	10,686.3	9,214.0	6,439.6	5,771.0

Basic and diluted earnings per share:
Income before cumulative effect of changes in accounting principles	$0.23	$1.38	$1.71	$1.48	$1.44
Cumulative effect of changes in accounting principles, net of tax	(0.26)	0.01	–	(0.15)	–

Reported net income (loss)	(0.03)	1.39	1.71	1.33	1.44
Goodwill amortization	–	0.09	0.08	0.06	0.05

Adjusted earnings (loss) per share	$(0.03)	$1.48	$1.79	$1.39	$1.49

Year-end common shares outstanding(4)	1,003.9	769.0	769.0	769.0	769.0
Per common share data:
Cash dividends(5)	$5.23	$0.53	$–	$–	$–
Book value	$10.10	$13.90	$11.98	$8.37	$7.50

(1)	On October 1, 2001, the Company purchased The Northland Company and its subsidiaries (Northland) from Citigroup. On October 3, 2001, Citigroup contributed the capital stock of Associates Insurance Company (Associates) to the Company. During April 2000, TPC completed a cash tender offer and merger and acquired all of Travelers Insurance Group Holdings Inc.’s outstanding shares of common stock that were not already owned by TPC for approximately $2.413 billion in cash financed by a loan from Citigroup. On May 31, 2000, the Company acquired the surety business of Reliance Group Holdings, Inc. (Reliance Surety). Includes amounts related to Northland, Associates, the remainder of TIGHI and Reliance Surety from their dates of acquisition.

(2)	Cumulative effect of changes in accounting principles, net of tax (1) for the year ended December 31, 2002 consists of a loss of $242.6 million as a result of a change in accounting for goodwill and other intangible assets; (2) for the year ended December 31, 2001 includes a gain of $4.5 million as a result of a change in accounting for derivative instruments and hedging activities and a loss of $1.3 million as a result of a change in accounting for securitized financial assets; and (3) for the year ended December 31, 1999 includes a loss of $(135.0) million as a result of a change in accounting for insurance-related assessments and a gain of $22.9 million as a result of a change in accounting for insurance and reinsurance contracts that do not transfer insurance risk.

(3)	Total liabilities include a minority interest liability of $87.0 million, $1.368 billion and $1.487 billion at December 31, 2002, 1999 and 1998, respectively.

(4)	In March 2002, the Company issued common stock through its Initial Public Offering (IPO). See note 1 to the Consolidated Financial Statements.

(5)	Dividends per common share reflect the recapitalization effected as part of the Company’s corporate reorganization. See note 1 to the Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Travelers Property Casualty Corp. (TPC) and subsidiaries (collectively, the Company) financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10-K. These financial statements retroactively reflect TPC’s corporate reorganization for all periods presented.

TPC Corporate Reorganization, Initial Public Offering and Concurrent Convertible Junior Subordinated Notes Offering

In connection with the 2002 offerings described below, TPC effected a corporate reorganization under which:

•	TPC transferred substantially all of its assets to affiliates of Citigroup Inc. (together with its consolidated subsidiaries, Citigroup), other than the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI);

•	Citigroup assumed all of TPC’s third-party liabilities, other than liabilities relating to TIGHI and TIGHI’s active employees;

•	TPC effected a recapitalization whereby the previously outstanding shares of its common stock (1,500 shares), all of which were owned by Citigroup, were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock;

•	TPC amended and restated its certificate of incorporation and bylaws.

As a result of these transactions, TIGHI and its property and casualty insurance subsidiaries became TPC’s principal asset.

On March 21, 2002, TPC issued 231.0 million shares of its class A common stock in an initial public offering (IPO), representing approximately 23% of TPC’s common equity. After the IPO, Citigroup beneficially owned all of the 500.0 million shares of TPC’s outstanding class B common stock, each share of which is entitled to seven votes, and 269.0 million shares of TPC’s class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings.

Citigroup Distribution of Ownership Interest in TPC

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2002, Citigroup held 9.95% of TPC’s common equity and 9.98% of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution is tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

On August 20, 2002, in connection with the Citigroup Distribution, stock-based awards held by Company employees on that date under Citigroup’s various incentive plans were cancelled and replaced by awards under the Company’s own incentive programs (see note 11 of notes to the Company’s consolidated financial statements for a further discussion), which awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. In the case of Citigroup Capital Accumulation Plan awards of restricted stock and deferred shares, the unvested outstanding awards were cancelled and replaced by awards comprising 3.1 million of newly issued shares of TPC class A common stock at a total market value of $53.3 million based on the closing price of TPC class A common stock on August 20, 2002. The value of these newly issued shares along with TPC class A and class B common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards. In the case of Citigroup stock option awards, all outstanding vested and unvested awards held by Company employees were cancelled and replaced with options to purchase TPC class A common stock. The total number of TPC class A common stock subject to the replacement option awards was 56.9 million shares of which 24.6 million shares were then exercisable. The number of shares of TPC class A common stock to which the replacement options relates and the per share exercise price of the replacement options were determined so that:

•	the intrinsic value of each Citigroup option, which was the difference between the closing price of Citigroup’s common stock on August 20, 2002 and the exercise price of the Citigroup options, was preserved in each replacement option for TPC class A common stock, and

•	the ratio of the exercise price of the replacement option to the closing price of TPC class A common stock on August 20, 2002, immediately after the Citigroup Distribution, was the same as the ratio of the exercise price of the Citigroup option to the price of Citigroup common stock immediately before the Citigroup Distribution.

Other TPC Corporate Reorganization, Offerings and Citigroup Distribution Transactions

The following transactions were completed in conjunction with the corporate reorganization, offerings and Citigroup Distribution:

In February 2002, the Company paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. The Company repaid this note on December 31, 2002.

In February 2002, the Company also paid a dividend of $3.700 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. This note was prepaid on May 8, 2002.

In March 2002, the Company paid a dividend of $395.0 million to Citigroup in the form of a note. This note was prepaid following the offerings.

At December 31, 2001, TPC had a note payable to Citigroup in the amount of $1.198 billion, in conjunction with its purchase of TIGHI’s outstanding shares in April 2000. On February 7, 2002, this note agreement was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was prepaid following the offerings.

During March 2002, the Company entered into an agreement with Citigroup (the Citigroup indemnification agreement) which provided that in any year in which the Company recorded additional asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, Citigroup would pay to the Company the amount of any such excess up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002 the Company recorded $2.945 billion of asbestos incurred losses, net of reinsurance, and accordingly fully utilized in 2002 the total benefit available under the agreement. For the year ended December 31, 2002, revenues include $520.0 million from Citigroup under this agreement. Included in federal income taxes in the consolidated statement of income is a tax benefit of $280.0 million related to the asbestos charge covered by the agreement. For additional information see “– Asbestos Claims and Litigation.”

On February 28, 2002, the Company sold CitiInsurance to other Citigroup affiliated companies for $402.6 million, its net book value. The Company applied $137.8 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, the Company purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68.2 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, the Company transferred $172.4 million and $87.8 million, respectively, to Citigroup affiliated companies.

Prior to the Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames in an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactive to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $47.2 million for the period from April 1, 2002 through December 31, 2002. Either party may terminate the agreement effective on the end of a month upon 90 days prior notice. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, were not significant to the Company’s results of operations or financial condition.

Other Transactions

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed its previously announced transaction with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included $85.9 million of mandatory convertible preferred stock, $49.7 million of convertible notes and $3.6 million of common equity, representing a 24% ownership interest of CIRI, on a fully diluted basis. The dividend rate on the preferred stock is 6.0%. The interest rate on the notes is 6.0% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively Trident) invested $125.0 million, and a group of approximately 75 senior employees of Gulf invested $14.2 million. Fifty percent of the CIRI senior employees investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors. Gulf’s results, net of minority interest, are included in the Commercial Lines segment.

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

In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Surety’s commercial lines middle-market book of business (Reliance Middle Market). The Company also acquired the renewal rights to Frontier Insurance Group, Inc.’s environmental, excess and surplus lines casualty businesses and some classes of surety business.

On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety), for $580.0 million. In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business, and the resulting net cash outlay for this transaction was approximately $278.4 million. This transaction included the acquisition of an intangible asset of approximately $450.0 million, which is being amortized over 15 years. Accordingly, the results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

During April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became TPC’s wholly-owned subsidiary. In the tender offer and merger, TPC acquired all of TIGHI’s outstanding shares of common stock that were not already owned by TPC, representing approximately 14.8% of TIGHI’s outstanding common stock, for approximately $2.413 billion in cash financed by a loan from Citigroup.

CONSOLIDATED OVERVIEW

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

Consolidated Results of Operations

(for the year ended December 31, in millions, except per share data)	2002	2001	2000

Revenues	$14,269.7	$12,230.5	$11,071.0

Income before minority interest and cumulative effect of changes in accounting principles	$216.7	$1,062.2	$1,372.3
Minority interest, net of tax	1.1	–	60.1
Cumulative effect of changes in accounting principles, net of tax	(242.6)	3.2	–

Net income (loss)	$(27.0)	$1,065.4	$1,312.2

Basic and diluted earnings per share:
Income before minority interest and cumulative effect of changes in accounting principles	$0.23	$1.38	$1.78
Minority interest, net of tax	–	–	0.07
Cumulative effect of changes in accounting principles, net of tax	(0.26)	0.01	–

Net income (loss)	$(0.03)	$1.39	$1.71

Weighted average number of common shares outstanding (basic)	949.5	769.0	769.0
Weighted average number of common shares outstanding and common stock equivalents (diluted)	951.2	769.0	769.0

The Company’s discussions related to net income (loss) and operating income (loss) are presented on an after tax basis. All other discussions are presented on a pretax basis, unless otherwise noted.

Net income (loss) was $(27.0) million in 2002, $1.065 billion in 2001 and $1.312 billion in 2000 or $(0.03) per share in 2002, $1.39 per share in 2001 and $1.71 per share in 2000 (basic and diluted). Net loss for 2002 includes a $1.394 billion charge for strengthening asbestos reserves, net of the benefit from the Citigroup indemnification agreement. Net loss for 2002 also includes a charge of $242.6 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), which has been accounted for as a cumulative effect of a change in accounting principle. Net income for 2001 includes losses of $489.5 million related to the terrorist attack on September 11, 2001. Included in 2000 was minority interest of $60.1 million related to the January through April 2000 period when approximately 14.8% of TIGHI’s outstanding common stock was not owned by TPC. During April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became TPC’s wholly-owned subsidiary. Net income (loss) also includes net realized investment gains of $99.0 million, $209.9 million and $30.6 million in 2002, 2001 and 2000, respectively. Included in net realized investment gains were impairment charges related to other than temporary declines in value of $184.7 million, $95.0 million and $20.2 million in 2002, 2001 and 2000, respectively.

Operating income is defined by the Company as net income (loss) excluding net realized investment gains (losses), restructuring charges, the cumulative effect of the changes in accounting principles and TPC minority interest in 2000. Operating income is considered a more appropriate indicator of underwriting results and results of operations. Net realized investment gains (losses) are significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. The major components of operating income and a reconciliation of operating income to net income are as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization	$317.1	$48.1	$(14.9)
Catastrophes:
Natural	(54.7)	(67.1)	(53.6)
September 11	–	(489.5)	–
Prior year reserve development:
Asbestos(1)	(1,394.3)	(122.7)	(32.5)
All other	(121.7)	132.1	81.9
Goodwill amortization	–	(68.8)	(57.9)

Underwriting loss	(1,253.6)	(567.9)	(77.0)
Net investment income	1,402.5	1,491.9	1,571.4
Other, including interest expense	(30.7)	(68.3)	(152.7)

Operating income	118.2	855.7	1,341.7
Realized investment gains	99.0	209.9	30.6
Restructuring charge	(1.6)	(3.4)	–
Cumulative effect of changes in accounting principles	(242.6)	3.2	–
Minority interest	–	–	60.1

Net income (loss)	$(27.0)	$1,065.4	$1,312.2

(1)	Net of benefit of $520.0 million related to asbestos incurrals subject to the Citigroup indemnification agreement in 2002.

Operating income of $118.2 million for 2002 decreased $737.5 million compared to $855.7 million for 2001. Operating income for 2002 reflects the impact of the fourth quarter asbestos charge taken by the Company while 2001 reflects the impact of the effects of the terrorist attack on September 11th. Operating income in 2002 reflects unfavorable prior year reserve development of $1.516 billion, which included $1.394 billion related to asbestos, net of the benefit from the Citigroup indemnification agreement, versus $9.4 million of favorable prior year reserve development in 2001, which included $122.7 million of unfavorable development related to asbestos. On January 14, 2003, the Company reported the results of its asbestos reserve study and the strengthening of its asbestos reserves to $3.404 billion, after reinsurance recoverables. The study involved an extensive review and assessment of the Company’s exposure to asbestos losses, particularly in light of the Company’s recent claims experience and industry-wide trends. The Company has now fully utilized the $800.0 million pretax benefit under the Citi-group indemnification agreement. For additional information see “– Asbestos Claims and Litigation.” Separately, the Company strengthened its environmental reserves in the fourth quarter by $100.0 million, bringing the total to $385.5 million, and reduced its reserves for cumulative injuries other than asbestos by $94.8 million to $553.6 million. These actions were taken as a result of recent payment and settlement experience. In addition, the Company strengthened prior year reserves for certain run-off lines of business including assumed reinsurance, and experienced favorable development in certain ongoing businesses including Personal Lines Auto. Run-off lines of business are those determined to be non-strategic which includes non-renewals of inforce policies and a cessation of writing new business, where allowed by law. Despite the benefit of higher average invested assets resulting from strong cash flows from underwriting, 2002 net investment income of $1.403 billion was down $89.4 million compared to $1.492 billion in 2001, reflecting reduced returns in the Company’s public equity investments and the lower interest rate environment. Operating income in 2002 was favorably impacted by lower weather-related catastrophe losses of $54.7 million in 2002 compared to $67.1 million of weather-related catastrophe losses in 2001. Also favorably impacting 2002 was the elimination of goodwill amortization and lower interest expense. Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization increased $269.0 million to $317.1 million in 2002. The 2002 underwriting results reflect the continuing favorable rate environment significantly in excess of loss cost trends, higher retention and selective growth in new business.

Operating income of $855.7 million for 2001 decreased $486.0 million compared to $1.342 billion for 2000. The decrease in operating income in 2001 from 2000 primarily reflects the impact of catastrophe losses of $489.5 million associated with the terrorist attack on September 11th. The 2001 operating decrease reflects unfavorable asbestos prior year reserve development in 2001 of $122.7 million versus $32.5 million in 2000. This was offset by $132.1 million of other favorable prior year reserve development in 2001 compared to $81.9 million of other favorable prior year reserve development in 2000. Also contributing to the 2001 decrease in operating income was a $79.5 million decrease in net investment income from 2000 which largely reflects the increase in dividends and debt repayments to Citigroup, lower fixed income interest rates and lower returns for private equity investments. Partially offsetting this was lower interest expense in 2001. Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization included in operating income, increased $63.0 million to $48.1 million in 2001. The 2001 underwriting results reflect the benefit of premium rate increases, partially offset by increased loss cost trends, including increased medical costs and auto repair costs and reinsurance costs.

Revenues of $14.270 billion in 2002 increased $2.039 billion from 2001. The increase was primarily attributable to higher earned premiums due to premium rate increases, the inclusion of Northland and Associates for the full year 2002 versus the fourth quarter of 2001 and the $520.0 million benefit of the Citigroup indemnification agreement, offset by a decrease in net realized investment gains and lower net investment income. Total revenues for Northland and Associates were $1.070 billion in 2002, an increase of $815.3 million over 2001. The increase in 2002 revenue reflects a $1.744 billion increase in earned premiums, offset by a $175.8 million decrease in net realized investment gains and a $153.5 million decrease in net investment income. Net realized investment gains include $284.1 million of impairments in 2002, compared to $146.2 million in 2001. The 2002 and 2001 impairments relate primarily to corporate bonds in the energy and communications sectors. Revenues of $12.231 billion in 2001 increased $1.160 billion from 2000. The increase in revenue in 2001 from 2000 was primarily attributable to higher earned premiums, higher fee income and higher net realized investment gains, and one quarter of Northland and Associates, partially offset by a $127.6 million decrease in net investment income. The increase in 2001 revenue reflects a $948.7 million increase in earned premiums and a $275.5 million increase in net realized investment gains offset by a $127.6 million decrease in net investment income. Net realized investment gains include $20.2 million of impairments in 2000. The inclusion of Northland and Associates in the fourth quarter of 2001 added $254.4 million to full year 2001 revenues.

Earned premiums increased $1.744 billion to $11.155 billion in 2002 from $9.411 billion in 2001. The increase in earned premiums in 2002 was due to rate increases on renewal business in both Commercial Lines and Personal Lines and the full-year inclusion of Northland and Associates in 2002. Earned premiums for Northland and Associates were $958.2 million in 2002, an increase of $734.1 million over 2001 which only includes the fourth quarter of 2001. Earned premiums increased $948.7 million to $9.411 billion in 2001 primarily due to rate increases, the full-year impact of the acquisitions in 2000 of Reliance Surety and the renewal rights for the Reliance Middle Market and Frontier businesses, combined with the inclusion of Northland and Associates in the fourth quarter of 2001. The inclusion of Northland and Associates in the fourth quarter of 2001 added $224.1 million to full-year 2001 earned premiums.

Net investment income was $1.881 billion in 2002, a decrease of $153.5 million from 2001. The decline resulted from a reduction in investment yields to 6.0% in 2002 from 6.9% in 2001. The decrease in yields reflected reduced returns in the Company’s public equity investments and the lower interest rate environment. The impact of lower yields was partially offset by the rise in average invested assets due to the Northland and Associates acquisitions and increased cash flow from operations. Net investment income for Northland and Associates was $91.5 million in 2002, an increase of $68.4 million over 2001 which only includes the fourth quarter of 2001. Net investment income was $2.034 billion in 2001, a decrease of $127.6 million from 2000. This decrease largely reflects the increase in dividends and debt repayments to Citigroup, lower fixed income interest rates and lower returns from private equity investments. Investment yields declined to 6.9% in 2001 from 7.6% in 2000. The inclusion of Northland and Associates in the fourth quarter of 2001 added $23.1 million to full year 2001 net investment income.

Fee income was $454.9 million in 2002, a $107.5 million increase from 2001. Fee income was $347.4 million in 2001, a $35.0 million increase from 2000. National Accounts within Commercial Lines is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks and claims and policy management services to workers’ compensation and automobile assigned risk plans and to self insurance pools. The increases in fee income were primarily due to the favorable rate environment and the repopulation of the involuntary pools. Claim volume under administration increased to $2.656 billion for 2002, compared to $2.252 billion for 2001 and $2.024 billion in 2000.

Recoveries of $520.0 million under the Citigroup indemnification agreement have been included in revenues as Recoveries from former affiliate.

Other revenues decreased to $112.3 million in 2002 from $115.7 million in 2001. Other revenues increased to $115.7 million in 2001 from $87.8 million in 2000. Other revenues principally include premium installment charges.

Claims and expenses were $14.530 billion in 2002 compared to $10.842 billion in 2001 and $9.207 billion in 2000. The 2002 increase was primarily due to prior year reserve development principally related to the asbestos charge taken in the fourth quarter of 2002 upon completion of the Company’s asbestos study, the inclusion in 2002 of Northland and Associates, and increased loss cost trends, partially offset by the $704.0 million impact in 2001 of the terrorist attack on September 11th. Unfavorable prior year reserve development in 2002 was $3.132 billion, compared to favorable prior year reserve development of $14.4 million in 2001. The most significant component of prior year reserve development in 2002 was asbestos-related incurrals of $2.945 billion, which increased $2.756 billion, over 2001. For additional information see “– Asbestos Claims and Litigation.” Separately, the Company strengthened its environmental reserves in the fourth quarter by $100.0 million, bringing the total to $385.5 million, and reduced its reserves for cumulative injuries other than asbestos by $94.8 million to $553.6 million. These actions were taken as a result of recent payment and settlement experience. In addition, the Company strengthened prior year reserves for certain run-off lines of business including assumed reinsurance, and experienced favorable development in certain ongoing businesses including Personal Lines Auto. Claims and expenses for Northland and Associates were $1.090 billion in 2002, an increase of $858.2 million over 2001 which only includes the fourth quarter of 2001. These increases were also partially offset by the benefit of lower interest expense, the elimination of goodwill amortization and natural catastrophe losses of $84.1 million in 2002 compared to $103.3 million in 2001. The increase in claims and expenses in 2001 was primarily the result of higher catastrophe losses of $856.3 million primarily associated with the terrorist attack on September 11th compared to $82.5 million in 2000, increased loss cost trends, lower favorable prior year reserve development of $14.4 million compared to $76.1 million in 2000 and increased claims and operating expenses related to the growth in premiums, including the full-year impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses, and the inclusion of Northland and Associates in the fourth quarter of 2001, partially offset by lower interest expense due to lower outstanding debt and lower interest rates. Results for 2000 also reflect benefits resulting from legislative actions that changed the manner in which some states finance their workers’ compensation second-injury funds, principally in New York. The inclusion of Northland and Associates in the fourth quarter of 2001 added $231.3 million to full year 2001 claims and expenses.

The Company’s effective tax (benefit) rate was (183.4)%, 23.5% and 26.4% in 2002, 2001 and 2000, respectively. The effective tax rate for 2002 reflects the impact of non-taxable recoveries of $520.0 million related to the Citigroup indemnification agreement and non-taxable investment income. The decrease in the 2001 effective tax rate from 2000 was primarily due to the impact of the losses associated with the terrorist attack on September 11th, which changed the mix of taxable and non-taxable income or loss.

Consolidated net written premiums were as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Commercial Lines	$7,369.5	$5,737.6	$5,030.5
Personal Lines	4,575.0	4,107.9	3,812.8

Total net written premiums	$11,944.5	$9,845.5	$8,843.3

Net written premiums increased $2.099 billion to $11.945 billion in 2002 from $9.846 billion in 2001. The increase in net written premiums in 2002 was due to rate increases and strong retention in both Commercial Lines and Personal Lines and the full year inclusion of Northland and Associates in 2002. Net written premiums for Northland and Associates were $935.8 million in 2002, an increase of $743.1 million over 2001 which only includes the fourth quarter of 2001. Net written premiums increased $1.002 billion to $9.846 billion in 2001 from $8.843 billion in 2000 primarily due to rate increases, the full year impact of the acquisitions in 2000 of Reliance Surety and the renewal rights for the Reliance Middle Market and Frontier businesses, combined with the inclusion of Northland and Associates in the fourth quarter of 2001. The inclusion of Northland and Associates in the fourth quarter of 2001 added $192.7 million to full year 2001 net written premiums.

The GAAP combined ratios before policyholder dividends were as follows:

(for the year ended December 31,)	2002	2001	2000

GAAP combined ratio, excluding catastrophes, prior year reserve development, and goodwill amortization:
Loss and loss adjustment expense (LAE) ratio	68.8%	71.5%	74.1%
Underwriting expense ratio	26.9	27.8	26.0

Total	95.7	99.3	100.1
Catastrophes:
Natural	0.8	1.1	1.0
September 11	–	8.0	–
Prior year reserve development:
Asbestos(1)	19.2	2.0	0.6
All other	1.7	(2.2)	(1.5)
Goodwill amortization	–	0.7	0.7

GAAP combined ratio	117.4%	108.9%	100.9%

(1)	Excludes losses recovered under the Citigroup indemnification agreement.

Commencing in 2002, the GAAP underwriting expense ratio has been computed using net earned premiums to provide more consistency in the underlying components of the computation. Previously, this ratio for GAAP purposes was computed using net written premiums. Prior periods have been restated to conform to this new presentation.

The deterioration in the 2002 GAAP combined ratio includes the impact of higher prior year reserve development, primarily due to asbestos-related incurrals, partially offset by lower catastrophe losses in 2002, especially the impact of the September 11, 2001 terrorist attack, and the elimination of goodwill amortization. The improvement in the GAAP combined ratios, excluding catastrophes, prior year reserve development, and goodwill amortization, from 2001 to 2002, reflects an improvement in the loss and LAE ratio and an improvement in the underwriting expense ratio. The improvement in the loss and LAE ratio is primarily attributed to the continued disciplined underwriting that achieved rate increases in excess of loss cost trends in both Commercial Lines and Personal Lines. The improvement in the underwriting expense ratio is primarily attributed to the benefit of premium rate increases.

The deterioration in the 2001 GAAP combined ratio includes the impact of the terrorist attack on September 11th and higher asbestos prior year reserve development, partially offset by higher favorable other prior year reserve development. The improvement in the GAAP combined ratio, excluding catastrophes, prior year reserve development, and goodwill amortization, from 2000 to 2001, reflects an improvement in the loss and LAE ratio and a deterioration in the underwriting expense ratio. The improvement in the loss and LAE ratio is primarily due to premium growth related to rate increases and the impact of the increase in the Commercial Lines Bond business, primarily associated with the ongoing business associated with the Reliance Surety acquisition, which generally has a lower loss and LAE ratio.

RESULTS OF OPERATIONS BY SEGMENT

Commercial Lines

(for the year ended December 31, in millions)	2002	2001	2000

Revenues	$9,493.6	$7,771.2	$6,835.6

Income (loss) before minority interest and cumulative effect of changes in accounting principles	$(2.5)	$959.8	$1,220.1
Minority interest, net of tax	1.1	–	48.2
Cumulative effect of changes in accounting principles, net of tax	(242.6)	2.7	–

Net income (loss)	$(246.2)	$962.5	$1,171.9

Net income (loss) was $(246.2) million, $962.5 million and $1.172 billion in 2002, 2001 and 2000, respectively. Net loss for 2002 includes a $1.394 billion charge for strengthening asbestos reserves, net of the benefit from the Citigroup indemnification agreement. Net loss for 2002 also includes a charge of $242.6 million related to the initial adoption of FAS 142, which has been accounted for as a cumulative effect of a change in accounting principle. Net income for 2001 includes losses of $447.9 million related to the terrorist attack on September 11, 2001. Included in 2000 was minority interest of $48.2 million related to the January through April 2000 period when approximately 14.8% of TIGHI’s outstanding common stock was not owned by TPC. During April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became TPC’s wholly-owned subsidiary. Commercial Lines net income (loss) also includes net realized investment gains of $122.2 million, $207.6 million and $30.8 million in 2002, 2001 and 2000, respectively.

The major components of operating income and a reconciliation of operating income to net income is as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization	$265.5	$64.7	$(11.7)
Catastrophes:
Natural	–	(22.6)	–
September 11	–	(447.9)	–
Prior year reserve development:
Asbestos(1)	(1,394.3)	(122.7)	(32.5)
All other	(141.1)	111.9	9.7
Goodwill amortization	–	(50.3)	(41.8)

Underwriting loss	(1,269.9)	(466.9)	(76.3)
Net investment income	1,123.3	1,192.8	1,254.8
Other	20.8	26.3	10.8

Operating income (loss)	(125.8)	752.2	1,189.3
Realized investment gains	122.2	207.6	30.8
Cumulative effect of changes in accounting principles	(242.6)	2.7	–
Minority interest	–	–	48.2

Net income (loss)	$(246.2)	$962.5	$1,171.9

(1)	Net of benefit of $520.0 million related to asbestos incurrals subject to the Citigroup indemnification agreement in 2002.

Operating loss of $125.8 million for 2002 decreased $878.0 million compared to operating income of $752.2 million for 2001. The decrease in 2002 operating income reflects unfavorable prior year reserve development in 2002 of $1.535 billion, net of the benefit from the Citigroup indemnification agreement, versus $10.8 million of unfavorable prior year reserve development in 2001. The 2002 prior year reserve development includes a $1.394 billion charge related to asbestos, net of the benefit from the Citigroup indemnification agreement, versus a charge of $122.7 million in 2001. On January 14, 2003, the Company reported the results of its asbestos reserve study and the strengthening of its asbestos reserves to $3.404 billion, after reinsurance recoverables. The study involved an extensive review and assessment of the Company’s exposure to asbestos losses, particularly in light of the Company’s recent claims experience and industry-wide trends. The Company has now fully utilized the $800.0 million pretax benefit under the Citigroup indemnification agreement. For additional information see “– Asbestos Claims and Litigation.” Separately, the Company strengthened its environmental reserves in the fourth quarter by $100.0 million, bringing the total to $385.5 million, and reduced its reserves for cumulative injuries other than asbestos by $94.8 million to $553.6 million. These actions were taken as a result of recent payment and settlement experience. In addition, the Company strengthened prior year reserves for certain run-off lines of business including assumed reinsurance, and experienced favorable current year development in certain ongoing businesses. Despite the benefit of higher average invested assets resulting from strong cash flows from underwriting, net investment income of $1.123 billion was $69.5 million lower than 2001 due to reduced returns in the Company’s public equity investments and the lower interest rate environment. Operating income in 2002 was favorably impacted by no catastrophe losses compared to $470.5 million of catastrophe losses in 2001, including $447.9 million related to the terrorist attack on September 11, 2001. The elimination of goodwill amortization also benefited 2002 operating income. Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization increased $200.8 million to $265.5 million in 2002. The 2002 underwriting results reflect the benefit of the favorable premium rate environment in excess of loss cost trends, higher production levels, higher retention and selective growth in new business.

Operating income of $752.2 million for 2001 was down $437.1 million compared to operating income of $1.189 billion in 2000. The 2001 decrease in operating income compared to 2000 reflects the impact of catastrophe losses of $447.9 million associated with the terrorist attack on September 11th. Operating income in 2001 was also unfavorably impacted by weather-related catastrophe losses of $22.6 million compared to no catastrophe losses in 2000. The decrease in 2001 operating income reflects unfavorable asbestos prior year reserve development in 2001 of $122.7 million versus $32.5 million in 2000. This was partially offset by $111.9 million of favorable other prior year reserve development in 2001 compared to $9.7 million of favorable other prior year reserve development in 2000. Also contributing to the 2001 decrease in operating income was a $62.0 million decrease in net investment income from 2000, which largely reflects the increase in dividends and debt repayments to Citigroup, lower fixed income interest rates and lower returns from private equity investments. Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization increased $76.4 million to $64.7 million in 2001. The 2001 underwriting results reflect the benefit of premium rate increases and higher fee income, partially offset by increased loss cost trends, including increased medical costs, auto repair costs and reinsurance costs.

Revenues of $9.494 billion in 2002 increased $1.722 billion from 2001. The increase is primarily attributable to premium rate increases, higher fee income, the inclusion of the full-year of Northland and Associates in 2002 and the benefit of the Citigroup indemnification agreement. Total revenues for Northland and Associates were $946.7 million in 2002, an increase of $715.4 million over 2001 which only includes the fourth quarter of 2001. The increase in revenue for 2002 was partially offset by lower net investment income combined with lower realized investment gains compared to 2001. Revenues of $7.771 billion in 2001 increased $935.6 million from 2000. The increase in 2001 reflected higher earned premiums, higher fee income and higher realized investment gains and one quarter of Northland and Associates, partially offset by a decrease in net investment income. The inclusion of Northland and Associates in the fourth quarter of 2001 added $231.3 million to full year 2001 revenues.

Earned premiums were $6.801 billion in 2002 compared to $5.447 billion in 2001 and $4.747 billion in 2000. The increase in earned premiums in 2002 was primarily due to premium rate increases and the full-year inclusion of Northland and Associates in 2002. Earned premiums related to Northland and Associates were $846.1 million in 2002, an increase of $642.9 million over 2001 which only includes the fourth quarter of 2001. The 2001 increase in earned premiums was primarily due to rate increases, the full-year impact of the ongoing business associated with the Reliance Surety acquisition and the renewal rights for the Reliance Middle Market and Frontier businesses, and the inclusion of Northland and Associates in the fourth quarter of 2001. The inclusion of Northland and Associates in the fourth quarter of 2001 added $203.2 million to full year 2001 earned premiums.

Net investment income was $1.495 billion for 2002, a decrease of $121.0 million from $1.616 billion in 2001. Lower average investment yields reflected reduced returns in the Company’s public equity investments and the lower interest rate environment, partially offset by an increase in average invested assets due to the inclusion of Northland and Associates and increased cash flow from operations. Net investment income related to Northland and Associates was $88.2 million in 2002, an increase of $65.8 million over 2001 which only includes the fourth quarter of 2001. Net investment income was $1.616 billion in 2001, a decrease of $96.9 million from $1.713 billion in 2000. This decrease largely reflects the increase in dividends and debt repayments to Citigroup, lower fixed income interest rates and lower returns from private equity investments. The inclusion of Northland and Associates in the fourth quarter of 2001 added $22.4 million to full year 2001 net investment income.

Fee income was $454.9 million in 2002, a $107.5 million increase from 2001. Fee income was $347.4 million in 2001, a $35.0 million increase from 2000. National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks and claims and policy management services to workers’ compensation and automobile assigned risk plans and to self-insurance pools. The increases in fee income were primarily due to the favorable rate environment and the repopulation of the involuntary pools. Claim volume under administration increased to $2.656 billion for 2002, compared to $2.252 billion in 2001 and $2.024 billion in 2000.

Recoveries of $520.0 million under the Citigroup indemnification agreement have been included in revenues as Recoveries from former affiliate.

Other revenues decreased to $32.1 million in 2002, from $41.4 million in 2001. Other revenues increased $25.3 million to $41.4 million in 2001 from $16.1 million in 2000.

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Core
National Accounts	$734.6	$418.9	$352.3
Commercial Accounts	3,556.1	2,407.1	2,098.9
Select Accounts	1,869.5	1,713.2	1,575.4

Total Core	6,160.2	4,539.2	4,026.6
Specialty
Bond	629.9	590.2	486.5
Gulf	579.4	608.2	517.4

Total Specialty	1,209.3	1,198.4	1,003.9

Total net written premiums	$7,369.5	$5,737.6	$5,030.5

Commercial Lines net written premiums were $7.370 billion in 2002 compared to $5.738 billion in 2001 and $5.031 billion in 2000. The 2002 increase reflects premium rate increases and the full-year inclusion of Northland and Associates. The inclusion of Northland and Associates contributed $657.4 million to the increase, including approximately $115.0 million relating to the termination of certain reinsurance contracts in 2002. Net written premiums related to Northland and Associates were $824.8 million in 2002, compared to $167.4 million in 2001 which only includes the fourth quarter of 2001. The Commercial Lines business of Northland and Associates is included with Commercial Accounts. The 2001 increase reflected the impact of the improving rate environment. The 2001 increase also includes the full-year impact of the acquisition in 2000 of the renewal rights for the Reliance Middle Market business, the acquisition in 2000 of the renewal rights for the Frontier business in Gulf, the impact of the ongoing business associated with the Reliance Surety acquisition in Bond combined with net written premiums related to the fourth quarter inclusion of Northland and Associates in 2001. The inclusion of Northland and Associates in the fourth quarter of 2001 added $167.4 million to full year 2001 net written premiums. Included in Bond net written premiums in 2000 is an increase of $130.7 million due to a reinsurance transaction associated with the acquisition of the Reliance Surety business.

In addition to fee based products, National Accounts works with national and regional brokers to provide tailored insurance coverages and programs, mainly to large corporations. National Accounts also includes participation in state mandated residual market workers’ compensation and automobile assigned risk plans. National Accounts net written premiums were $734.6 million in 2002 compared to $418.9 million in 2001. This increase in net written premiums was due to renewal price increases, higher new business levels and the repopulation of residual market pools. National Accounts net written premiums were $418.9 million in 2001 compared to $352.3 million in 2000. This increase was primarily due to the purchase of less reinsurance, reflecting the shift in business mix from guaranteed cost products to loss-sensitive products, combined with the repopulation of the involuntary pools.

Commercial Accounts serves primarily mid-sized businesses for casualty products and large, mid-sized and small businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums increased 48% to $3.556 billion in 2002. The increase was significantly impacted by the inclusion in 2002 of the full year results of Northland and Associates. Net written premiums related to Northland and Associates were $824.8 million and $167.4 million in 2002 and 2001, respectively. Northland and Associates net written premiums include an increase of approximately $115.0 million related to the termination of certain reinsurance contracts. Excluding the impact of Northland and Associates, net written premiums increased 22% or $491.6 million for 2002, primarily driven by renewal price changes averaging 22% for 2002 and strong growth in new business. All major product lines – commercial automobile, property and general liability – contributed to the rise in renewal pricing. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. The one area not showing adequate rate improvement, however, is the workers’ compensation line and, accordingly, Commercial Accounts has not grown this business. New business premiums in Commercial Accounts for 2002 were $733.0 million compared to $507.0 million in 2001. The business retention ratio for 2002 was 75%, up from 71% for 2001. For Commercial Lines, retention represents the estimated percentage of premium available for renewal which renewed in the current period. This renewal price change, new business and retention information excludes Northland and Associates for comparison purposes. Commercial Accounts net written premiums of $2.407 billion in 2001 were $308.2 million above 2000 premium levels. This increase reflected renewal price changes of 19%, favorable new business in national property and the inclusion of Northland and Associates in the fourth quarter of 2001.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums were $1.870 billion in 2002 compared to $1.713 billion in 2001 and $1.575 billion in 2000. The increase in Select Accounts net written premiums primarily reflected renewal price changes averaging 17% for 2002. New business premiums in Select Accounts for 2002 were $306.5 million compared to $275.8 million in 2001. The business retention ratio for 2002, which was 80%, remained strong and consistent with 2001. Select’s retention remains strongest for small commercial business handled through the Company’s Service Centers, while premium growth has been greatest in the commercial multiperil and property lines of business. The 2001 increase in Select Accounts net written premiums primarily reflected price increases. This increase was partially offset by the Company’s continued disciplined approach to underwriting and risk management. Renewal price changes averaged 14% for 2001 and retention levels were favorable and averaged 80%.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums of $629.9 million in 2002 was $39.7 million higher than 2001. The 2002 amount is reduced by $17.5 million due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. In addition, the 2001 amount is increased by $34.1 million due to the termination of the Master Bond Liability reinsurance treaty effective January 1, 2001. Excluding these two reinsurance adjustments, Bond net written premiums increased $91.3 million during 2002 compared to 2001. This increase reflects a favorable premium rate environment and strong production growth in executive liability product lines, which target middle and small market private accounts. In addition, the surety product lines benefited from higher premium rates in 2002. Bond net written premiums of $590.2 million in 2001 were $234.4 million above 2000, after an adjustment of $130.7 million in 2000 due to a reinsurance transaction associated with the acquisition of the Reliance Surety business. The $234.4 million increase was primarily due to the full-year impact of the ongoing business associated with the Reliance Surety acquisition and production growth in Bond’s Executive Liability product line group, specifically its fidelity, directors’ and officers’ liability and packaged product lines. The packaged product lines combine fidelity insurance, employment practices liability insurance, directors’ and officers’ liability insurance, other related professional liability insurance and fiduciary liability insurance into one product with either individual or aggregate limits. Bond’s Executive Liability product lines target middle and small market private accounts as well as not-for-profit accounts. The growth in these product lines is reflective of Bond’s strategy to further enhance its product and customer diversification through the faster growing and larger executive liability market.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on executive and professional liability products. Gulf net written premiums were $579.4 million in 2002, compared to $608.2 million in 2001. Gulf’s decision to exit non-core businesses, including assumed reinsurance, transportation, residual value and property, offset increases in Gulf’s core specialty lines, resulting in an overall decrease in Gulf net written premiums. Gulf net written premiums were $608.2 million in 2001, compared to $517.4 million in 2000. This increase primarily reflected the full-year impact of the renewal rights for the Frontier business and participation in the London market.

Commercial Lines claims and expenses of $10.039 billion in 2002 increased $3.531 billion from 2001 and increased $1.338 billion in 2001 compared to 2000. The 2002 increase was primarily related to asbestos prior year reserve development, the inclusion in 2002 of the full-year results of Northland and Associates, and increased loss cost trends, partially offset by the $644.0 million of losses attributed to the effect of the terrorist attack in 2001. Included in claims and expenses in 2002 is unfavorable prior year reserve development of $3.162 billion compared to 2001 unfavorable prior year reserve development of $16.6 million. The most significant component in 2002 prior year reserve development was asbestos incurred losses which increased $2.756 billion over 2001. For additional information see “– Asbestos Claims and Litigation”. Separately, the Company strengthened its environmental reserves in the fourth quarter by $100.0 million, bringing the total to $385.5 million, and reduced its reserves for cumulative injuries other than asbestos by $94.8 million to $553.6 million. These actions were taken as a result of recent payment and settlement experience. In addition, the Company strengthened prior year reserves for certain run-off lines of business, including assumed reinsurance, and experienced favorable development in certain ongoing businesses. Claims and expenses for Northland and Associates were $967.7 million in 2002, an increase of $761.1 million over 2001 which only includes the fourth quarter of 2001. The increase was also partially offset by the elimination of goodwill amortization and by reduced catastrophe losses. The 2001 increase was primarily due to higher catastrophe losses primarily associated with the terrorist attack on September 11th, increased loss cost trends, including increased medical costs, auto repair costs, higher losses and operating expenses associated with the growth in premium and claims volume including the full-year impact of the Reliance Surety acquisition and the acquisition of the renewal rights for the Reliance Middle Market and Frontier businesses, and the inclusion of Northland and Associates in the fourth quarter of 2001, partially offset by higher favorable prior year reserve development. The inclusion of Northland and Associates in the fourth quarter of 2001 added $206.6 million to full year 2001 claims and expenses.

There were no catastrophe losses in 2002 or 2000. Catastrophe losses, net of taxes and reinsurance, were $470.5 million in 2001. Catastrophe losses in 2001 were primarily due to the terrorist attack on September 11th, the Seattle earthquake and Tropical Storm Allison.

GAAP combined ratios before policyholder dividends for Commercial Lines were as follows:

(for the year ended December 31,)	2002	2001	2000

GAAP combined ratio, excluding catastrophes, prior year reserve development, and goodwill amortization:
Loss and LAE ratio	66.6%	69.3%	73.9%
Underwriting expense ratio	27.6	28.8	26.1

Total	94.2	98.1	100.0
Catastrophes:
Natural	–	0.6	–
September 11	–	12.7	–
Prior year reserve development:
Asbestos(1)	31.5	3.5	1.1
All other	3.2	(3.2)	(0.3)
Goodwill amortization	–	0.9	0.9

GAAP combined ratio	128.9%	112.6%	101.7%

(1)	Excludes losses recovered under the Citigroup indemnification agreement.

Commencing in 2002, the GAAP underwriting expense ratio has been computed using net earned premiums. Previously, this ratio for GAAP purposes was computed using net written premiums. Prior periods have been restated to conform to this new presentation.

The deterioration in the 2002 GAAP combined ratio includes the impact of higher prior year reserve development, primarily due to asbestos, partially offset by no catastrophe losses in 2002 compared to the impact of the terrorist attack on September 11th on 2001, and the elimination of goodwill amortization. The improvement in the GAAP combined ratio, excluding catastrophes, prior year reserve development and goodwill amortization, from 2001 to 2002, reflects an improvement in the loss and LAE ratio and an improvement in the underwriting expense ratio. The improvement in the loss and LAE ratio is primarily due to the benefit of the favorable rate environment and improved profitability from the Company’s continued effort to adjust business mix to areas generating rate adequacy. The improvement in the underwriting expense ratio is primarily attributed to the benefit of premium rate increases.

The deterioration in the 2001 GAAP combined ratio resulted primarily from the impact of the terrorist attack on September 11th. The improvement in the GAAP combined ratio, excluding catastrophes, prior year reserve development and goodwill amortization, from 2000 to 2001, reflects an improvement in the loss and LAE ratio, partially offset by a deterioration in the underwriting expense ratio. The improvement in the loss and LAE ratio is primarily due to premium growth related to rate increases, the full-year impact of the ongoing business associated with the Reliance Surety acquisition, the purchase of the renewal rights for the Reliance Middle Market and Frontier businesses partially offset by increased loss cost trends. The deterioration in the underwriting expense ratio is primarily due to the impact of the Bond business acquisition of the Reliance Surety business, which generally has a higher underwriting expense ratio.

Personal Lines

(for the year ended December 31, in millions)	2002	2001	2000

Revenues	$4,775.1	$4,453.7	$4,231.7

Net income before minority interest and cumulative effect of change in accounting principle	$316.8	$241.9	$360.2
Minority interest, net of tax	–	–	16.6
Cumulative effect of change in accounting principle, net of tax	–	0.5	–

Net income	$316.8	$242.4	$343.6

Net income in 2002 was $316.8 million compared to $242.4 million in 2001 and $343.6 million in 2000. Included in 2001 was a net loss of $41.6 million related to the terrorist attack on September 11, 2001. Included in 2000 was minority interest of $16.6 million related to the January through April 2000 period when approximately 14.8% of TIGHI’s outstanding common stock was not owned by TPC. During April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became TPC’s wholly-owned subsidiary. Personal Lines net income also includes net realized investment gains (losses) of $(28.5) million, $4.3 million and $(0.3) million in 2002, 2001 and 2000, respectively.

The major components of operating income and a reconciliation of operating income to net income is as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization	$51.6	$(16.6)	$(3.2)
Catastrophes:
Natural	(54.7)	(44.5)	(53.6)
September 11	–	(41.6)	–
Prior year reserve development	19.4	20.2	72.2
Goodwill amortization	–	(18.5)	(16.1)

Underwriting gain (loss)	16.3	(101.0)	(0.7)
Net investment income	278.8	294.2	315.1
Other	51.8	47.8	46.1

Operating income	346.9	241.0	360.5
Realized investment gains (losses)	(28.5)	4.3	(0.3)
Restructuring charge	(1.6)	(3.4)	–
Cumulative effect of change in accounting principle	–	0.5	–
Minority interest	–	–	16.6

Net income	$316.8	$242.4	$343.6

Operating income of $346.9 million for 2002 was $105.9 million higher than $241.0 million for 2001. Operating income in 2002 increased primarily due to premium rate increases in excess of loss cost trends and the $41.6 million impact of the terrorist attack on September 11th on 2001 operating income. This was partially offset by natural catastrophe losses of $54.7 million compared to $44.5 million of natural catastrophe losses in 2001. Favorable reserve development was recognized, primarily in automobile, due to the moderation in loss cost trends. The elimination of goodwill amortization also contributed to the increase in 2002 operating income. Despite the benefit of higher average invested assets resulting from strong cash flows from underwriting, 2002 net investment income of $278.8 million was $15.4 million lower than 2001 reflecting reduced returns in the Company’s public equity investments and the lower interest rate environment. Underwriting gain (loss), excluding catastrophes, prior year reserve development and goodwill amortization increased $68.2 million to $51.6 million in 2002. The 2002 underwriting results reflect an improved premium rate environment in both auto and property and a moderation in the increase in loss cost trends.

Operating income of $241.0 million for 2001 was down $119.5 million compared to operating income of $360.5 million in 2000. The decrease in operating income in 2001 reflects a net loss of $41.6 million related to the impact of the terrorist attack on September 11th. Operating income in 2001 was favorably impacted by natural catastrophe losses of $44.5 million compared to $53.6 million of natural catastrophe losses in 2000. Operating income in 2001 was also impacted by lower favorable prior year reserve development of $20.2 million compared to $72.2 million in 2000. Also contributing to the 2001 decrease in operating income was a $20.9 million decrease in net investment income from 2000, which largely reflects the increase in dividends and debt repayments to Citigroup and lower fixed income interest rates. Underwriting loss, excluding catastrophes, prior year reserve development and goodwill amortization decreased $13.4 million to $16.6 million in 2001. The 2001 underwriting results reflect the effects of increased loss cost trends, including increased medical costs and auto repair costs, partially offset by rate increases.

Revenues of $4.775 billion in 2002 increased $321.4 million from 2001. The increase in revenues reflected growth in earned premiums due to premium rate increases and the full-year inclusion of Northland in 2002, partially offset by realized investment losses in 2002 compared to realized investment gains in 2001 and a decrease in net investment income. Total revenues for Northland were $123.0 million in 2002, an increase of $99.9 million over 2001 which only includes the fourth quarter of 2001. Revenues in 2001 were $4.454 billion, an increase of $222.0 million compared to $4.232 billion in 2000. The increase was primarily attributable to a $248.5 million growth in earned premiums primarily due to rate increases and $6.3 million of realized investment gains in 2001, compared to $0.6 million realized investment losses in 2000. This was partially offset by a $35.9 million decrease in net investment income from 2000, which largely reflects the increase in dividends and debt repayments to Citigroup and lower fixed income interest rates. The inclusion of Northland in the fourth quarter of 2001 added $23.1 million to full-year 2001 revenues.

Earned premiums increased $390.2 million to $4.354 billion in 2002 from $3.964 billion in 2001. The increase in earned premiums in 2002 was primarily due to rate increases in all product lines and the full-year inclusion of Northland in 2002. Earned premiums for Northland were $112.1 million in 2002, an increase of $91.2 million over 2001 which only includes the fourth quarter of 2001. Earned premiums increased $248.5 million to $3.964 billion in 2001 from $3.715 billion in 2000 primarily due to rate increases. The inclusion of Northland in the fourth quarter of 2001 added $20.9 million to full-year 2001 earned premiums.

Net investment income was $384.7 million in 2002, a decrease of $25.5 million from 2001. The decline resulted from reduced returns in the Company’s public equity investments and the lower interest rate environment, mostly offset by the benefit of higher average invested assets resulting from strong cash flows from operations. Net investment income was $410.2 million in 2001, a decrease of $35.9 million from 2000. This decrease largely reflects the increase in dividends and debt repayments to Citigroup and lower fixed income interest rates.

Other revenues were $80.1 million in 2002, a $6.8 million increase from 2001. Premium installment charges are the primary source of Personal Lines other income. The increase in other revenues was primarily due to the full-year inclusion of Northland in 2002. Other revenues increased $2.5 million to $73.3 million in 2001.

Personal Lines had approximately 5.5 million, 5.4 million and 5.4 million policies in force at December 31, 2002, 2001 and 2000, respectively.

Net written premiums by product line were as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Personal automobile	$2,842.9	$2,590.7	$2,366.3
Homeowners and other	1,732.1	1,517.2	1,446.5

Total net written premiums	$4,575.0	$4,107.9	$3,812.8

Personal Lines net written premiums in 2002 were $4.575 billion, compared to $4.108 billion in 2001. The increase in net written premiums of $467.1 million in 2002 was principally a result of renewal price increases in both the Automobile and Homeowners and Other lines of business and the full-year inclusion of Northland in 2002. Net written premiums for Northland were $111.0 million in 2002, an increase of $85.7 million over 2001 which only includes the fourth quarter of 2001. Personal Lines net written premiums in 2001 were $4.108 billion, a $295.1 million increase compared to $3.813 billion in 2000. The increase in 2001 reflects growth in target markets served by independent agents and growth in affinity group marketing and joint marketing arrangements, partially offset by continued emphasis on disciplined underwriting and risk management. Rate increases implemented in both the automobile and homeowners product lines were the primary contributors to the growth in net written premiums in 2001. The inclusion of Northland in the fourth quarter of 2001 added $25.3 million to full-year 2001 net written premiums.

Automobile net written premiums increased 10% to $2.843 billion in 2002. Excluding the impact of Northland, which contributed $97.5 million and $23.7 million to 2002 and 2001, respectively, Automobile net written premiums increased 7% to $2.745 billion. Renewal price changes for standard voluntary business averaged 8% for 2002. Renewal price change for Personal Lines products represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. Policy retention levels for standard voluntary business remained favorable and averaged 80%. Retention for Personal Lines products represents the estimated percentage of policies from the prior year period renewed in the current period. Automobile net written premiums increased 9% to $2.591 billion in 2001, 8% excluding the impact of

Northland. Renewal price changes for standard voluntary business averaged 7% for 2001. Policy retention levels for 2001 standard voluntary business were comparable to 2000 and averaged 79%.

Homeowners and Other net written premiums increased 14% to $1.732 billion in 2002. Excluding the impact of Northland, which contributed $13.5 million and $1.6 million to 2002 and 2001, respectively, Homeowners and Other net written premiums increased 13% to $1.719 billion. Renewal price changes averaged 15% for 2002. Retention levels also remained favorable and averaged 80%. Homeowners and Other net written premiums increased 5% to $1.517 billion in 2001. Renewal price changes averaged 10% for 2001 and retention levels were favorable and averaged 80%.

Production through the Company’s independent agents in Personal Lines, which represents over 81% of Personal Lines total net written premiums, was up 13% to $3.736 billion for 2002, including the impact of Northland. Net written premiums through channels other than independent agents was up 5% to $839.4 million for 2002 as the favorable impact of renewal price changes was offset in part by a reduction in policies in force due to underwriting actions taken to eliminate marginally profitable businesses. Production through the Company’s independent agents in Personal Lines was up 9% to $3.308 billion in 2001. Net written premiums through channels other than independent agents was up 2% to $800.0 million in 2001.

Personal Lines claims and expenses were $4.331 billion in 2002 compared to $4.115 billion in 2001 and $3.715 billion in 2000. The 2002 increase was primarily attributed to the inclusion in 2002 of the full-year results of Northland and increased loss cost trends partially offset by the effects of the terrorist attack on September 11th in 2001. Claims and expenses for Northland were $121.8 million in 2002, an increase of $97.1 million over 2001 which only includes the fourth quarter of 2001. During 2002, Personal Lines experienced a moderation in the rise in auto loss costs. The 2002 amount includes $29.9 million of favorable prior year reserve development versus $31.0 million in 2001. Also impacting year over year results were higher natural catastrophe losses and the benefit of the elimination of goodwill amortization. The increase in claims and expenses in 2001 reflects $60.0 million of catastrophe losses associated with the terrorist attack on September 11th. The increase also reflects the impact of increased loss cost trends and lower favorable prior year reserve development. The inclusion of Northland in the fourth quarter of 2001 added $24.7 million to full-year 2001 claims and expenses.

Catastrophe losses, net of taxes and reinsurance, were $54.7 million, $86.1 million and $53.6 million in 2002, 2001 and 2000, respectively. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter, wind and hailstorms in the mid Atlantic region in the second and third quarters, and Tropical Storm Lili and wind, hail and icestorms in the Southeast in the fourth quarter. Catastrophe losses in 2001 were primarily due to the terrorist attack on September 11th, Tropical Storm Allison and wind and hailstorms in the Midwest and Texas in the second quarter. Catastrophe losses in 2000 were primarily due to Texas, Midwest and Northeast wind and hailstorms in the second quarter and hailstorms in Louisiana and Texas in the first quarter.

GAAP combined ratios for Personal Lines were as follows:

(for the year ended December 31,)	2002	2001	2000

GAAP combined ratio, excluding catastrophes, prior year reserve development, and goodwill amortization:
Loss and LAE ratio	72.4%	74.5%	74.4%
Underwriting expense ratio	25.8	26.3	26.0

Total	98.2	100.8	100.4
Catastrophes:
Natural	1.9	1.7	2.2
September 11	–	1.6	–
Prior year reserve development	(0.7)	(0.8)	(3.0)
Goodwill amortization	–	0.5	0.4

GAAP combined ratio	99.4%	103.8%	100.0%

Commencing in 2002, the GAAP underwriting expense ratio has been computed using net earned premiums. Previously, this ratio for GAAP purposes was computed using net written premiums. Prior periods have been restated to conform to this new presentation.

The improvement in the 2002 GAAP combined ratio includes the impact of slightly higher natural catastrophes in 2002, the impact of the terrorist attack on September 11th on 2001, slightly lower favorable prior year reserve development and the elimination of goodwill amortization. The improvement in the GAAP combined ratio excluding catastrophes, prior year reserve development and goodwill amortization, from 2001 to 2002, reflects an improvement in both the loss and LAE ratio and the underwriting expense ratio. The improvement in the loss and LAE ratio is primarily attributed to rate increases and the moderation in loss cost trends. The improvement in the underwriting expense ratio is primarily attributed to the benefit of premium rate increases. An increase in contingent commissions, resulting from the improved underwriting results, offset an overall reduction in other expenses.

The deterioration in the 2001 GAAP combined ratio includes the impact of September 11th, and lower favorable prior year reserve development partially offset by lower natural catastrophes in 2001. The deterioration in the GAAP combined ratio, excluding catastrophes, prior year reserve development and goodwill amortization, from 2000 to 2001, reflects a deterioration in both the loss and

LAE ratio and in the underwriting expense ratio. The deterioration in the loss and LAE ratio reflects increased loss cost trends partially offset by the growth in premiums due to rate increases. The deterioration in the underwriting expense ratio is due to higher commission expense associated with the mix of business.

Interest Expense and Other

(for the year ended
December 31, in millions)	2002	2001	2000

Revenues	$1.0	$5.6	$3.7

Net loss before minority interest	$(97.6)	$(139.5)	$(208.0)
Minority interest, net of tax	–	–	(4.7)

Net loss	$(97.6)	$(139.5)	$(203.3)

The primary component of net loss before minority interest for 2002, 2001 and 2000 was after-tax interest expense of $99.6 million, $133.2 million and $192.1 million, respectively. Net loss in 2000 reflects minority interest of $4.7 million related to the January through April 2000 period when approximately 14.8% of TIGHI’s outstanding common stock was not owned by TPC. During April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became TPC’s wholly owned subsidiary. The reduction in interest expense in 2002 is due to lower average interest-bearing debt levels primarily related to the repayment of debt obligations to Citigroup in the 2002 first quarter. The decrease in interest expense in 2001 is due to lower outstanding debt and lower interest rates. Included in 2001 net loss was the after tax benefit of a $5.7 million dividend from an investment that was sold to Citigroup in 2002.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from judicial interpretations and other trends that have attempted to maximize insurance availability for asbestos claims, from both a coverage and liability standpoint, far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. As a result, the Company continues to experience an increase in the number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., and who have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. See “– Legal Proceedings.” Particularly during the last few months of 2001 and continuing through 2002, the trends described above both accelerated and became more visible. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

Increasingly, policyholders have been asserting that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. The Company expects this trend to continue. It is difficult to predict whether these policyholders will be successful on both issues or whether the Company will be successful in asserting additional defenses. To the extent both issues are resolved in policyholders’ favor and other additional Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.

Many coverage disputes with policyholders are only resolved through settlement agreements. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt policyholders may include extensive releases which are favorable to the Company and which could result in settlements for larger amounts than originally anticipated. As in the past, the Company will continue to pursue settlement opportunities.

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, including in some cases with respect to previous settlements. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. See “– Legal Proceedings.”

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and related claim adjustment expense is determined for each policyholder by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. Losses paid have increased in 2002 compared to prior years. There has been an acceleration in recent quarters in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For 2002, approximately 54% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net losses paid were $361.1 million for 2002 compared to $174.8 million for 2001 reflective of the items described above.

At December 31, 2002, asbestos reserves were $3.404 billion, an increase of $2.584 billion compared to $820.4 million as of December 31, 2001. Net incurred losses and loss adjustment expenses were $2.945 billion for 2002 compared to $188.8 million for 2001. This charge was partially offset by an after tax benefit of $520.0 million, included in revenues, related to recoveries from full utilization of the Citigroup indemnification agreement. The increase in reserves is based on the Company’s analysis of asbestos claim and litigation trends. As part of a periodic, ground-up study of asbestos reserves, the Company studied the implications of these and other significant developments, with special attention to major asbestos defendants and non-products claims alleging that the Company’s coverage obligations are not subject to aggregate limits. In addition, Company management expanded its historical methodology in response to recent trends. This included further categorization of policyholders, conducting an examination of recent claim activity from policyholders reporting claims for the first time, and a review of past settlements.

The Company’s asbestos study segmented asbestos exposures into the following categories: policyholders with settlement agreements, other policyholders with active claims, assumed reinsurance and reserves for unallocated incurred but not reported (IBNR) claims. The following table displays asbestos reserves by policyholder category:

(at and for the year ended
December 31, 2002	Number of	Total	Asbestos
$ in millions)	Policyholders	Paid(1)	Reserves(2)

Policyholders with settlement agreements	26	$196.1	$942.1
Other policyholders with active claims:
Home office review	264	143.6	809.4
Field office review	807	4.9	110.0
Assumed reinsurance		16.5	242.8
Unallocated IBNR			1,300.0

Total	1,097	$361.1	$3,404.3

(1)	Net of reinsurance recoveries.

(2)	Net of reinsurance recoverable.

Policyholders with settlement agreements include structured agreements, coverage in place arrangements and Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreements. Structured agreements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. In August 2002, the Company entered into a settlement agreement with Shook & Fletcher Insulation Co. (Shook) settling coverage litigation under insurance policies which the Company issued to Shook. After payments made in the fourth quarter of 2002 under this settlement, the remaining obligations are valued at approximately $99.2 million (after reinsurance and discounting). In May 2002, the Company agreed with approximately three dozen other insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. While there remain a number of contingencies, including the final execution of documents, court approval and possible appeals, the Company believes that the completion of the settlement pursuant to the terms announced in May 2002 is likely based upon substantial progress in negotiations during the fourth quarter of 2002. The Company’s single payment contribution to the proposed settlement, expected in June 2004, is approximately $388.8 million after reinsurance. Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payments may include annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 remaining defendants that were parties to a 1985 settlement agreement settling their asbestos claims. This agreement is similar to a coverage in place arrangement in which the parties have agreed on specific amounts of coverage and the terms on which the coverage can be accessed.

Other policyholders with active claims are annually identified as Home Office Review or Field Office Review policyholders. Policyholders are identified for Home Office Review based upon, among other factors: aggregate payments in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder.

Assumed reinsurance exposure primarily consists of reinsurance of excess coverage, including various pool participations. In addition to amounts in reserve for specific policyholders or groups of policyholders, as described above, the Company has established an unallocated IBNR reserve to respond to adverse development for existing policyholders, new claims from policyholders reporting claims for the first time and for policyholders for which there is, or may be litigation.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2002	2001	2000

Beginning reserves:
Direct	$1,046.0	$1,005.4	$1,049.9
Ceded	(225.6)	(199.0)	(223.0)

Net	820.4	806.4	826.9
Incurred losses and loss expenses:
Direct	3,660.2	282.7	187.4
Ceded	(715.2)	(93.9)	(137.4)
Losses paid:
Direct	419.1	242.1	231.9
Ceded	(58.0)	(67.3)	(161.4)

Ending reserves:
Direct	4,287.1	1,046.0	1,005.4
Ceded	(882.8)	(225.6)	(199.0)

Net	$3,404.3	$820.4	$806.4

See “– Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

ENVIRONMENTAL CLAIMS AND LITIGATION

The Company continues to receive claims from policyholders which allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1970s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the policyholder, and the Company does not keep track of the monetary amount being sought in those few claims which indicate a monetary amount.

The Company’s reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. At December 31, 2002, approximately 81% of the net environmental reserve (approximately $311.8 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 19% of the net environmental reserve (approximately $73.7 million), consists of case reserves for resolved claims.

The Company’s reserving methodology is preferable to one based on “identified claims” because the resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the policyholder extinguishes any obligation the Company may have under any policy issued to the policyholder for past, present and future environmental liabilities as well as extinguishes any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a “buy-back” of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company’s general purpose in executing these agreements is to reduce the Company’s potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any, for each policyholder on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves.

The duration of the Company’s investigation and review of these claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company, vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the policyholder in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the policyholder and the Company and the willingness of the policyholder and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims. Because these factors vary from claim-to-claim and policyholder-by-policyholder, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company’s experience in resolving these claims, the duration may vary from months to several years.

Over the past three years, the Company has experienced a substantial reduction in the number of policyholders with pending coverage litigation disputes, a continued reduction in the number of policyholders tendering for the first time an environmental remediation-type claim to the Company, as well as a continued reduction in the number of policyholders with active environmental claims.

As of December 31, 2002, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 205, approximately 5% less than the number pending as of December 31, 2001, and approximately 16% less than the number pending as of December 31, 2000. Also, in 2002, there were 110 policyholders tendering for the first time an environmental remediation-type claim to the Company. This compares to 134 policyholders doing so in 2001 and 158 policyholders in 2000. The Company’s review of policyholders tendering claims for the first time has indicated that they are fewer in number and lower in severity. More specifically, policyholders are smaller in size, have fewer sites per policyholder, they are lower tier defendants, and regulatory agencies are utilizing risk based analysis and more efficient clean-up technologies.

The Company has resolved, for approximately $1.952 billion (before reinsurance), the environmental liabilities presented by 5,807, or 92%, of the total 6,342 policyholders who have tendered environmental claims to the Company through December 31, 2002. The Company generally has been successful in resolving the Company’s coverage litigation disputes and continues to reduce the Company’s potential exposure through settlements with some policyholders. However, recent increases in settlement amounts have led the Company to increase its environmental reserves by $100.0 million in the fourth quarter of 2002.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2002	2001	2000

Beginning reserves:
Direct	$478.8	$668.8	$801.0
Ceded	(82.8)	(110.9)	(125.4)

Net	396.0	557.9	675.6
Incurred losses and loss expenses:
Direct	153.9	57.8	74.9
Ceded	(3.8)	(12.1)	(10.5)
Losses paid:
Direct	184.9	247.8	207.1
Ceded	(24.3)	(40.2)	(25.0)

Ending reserves:
Direct	447.8	478.8	668.8
Ceded	(62.3)	(82.8)	(110.9)

Net	$385.5	$396.0	$557.9

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2002 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available. The continuing uncertainties include without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. Also see “– Legal Proceedings.”

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results and financial condition in future periods.

CUMULATIVE INJURY OTHER THAN ASBESTOS (CIOTA) CLAIMS

CIOTA claims are generally submitted to the Company under general liability policies and often involve an allegation by a claimant against a policyholder that the claimant has suffered injuries as a result of long-term or continuous exposure to potentially harmful products or substances. These potentially harmful products or substances include, but are not limited to, lead paint, pesticides, pharmaceutical products, silicone-based personal products, solvents, latex gloves, silica and other potentially harmful substances.

Due to claimants’ allegations of long-term bodily injury in CIOTA claims, numerous complex issues regarding these claims are presented. The claimants’ theories of liability must be evaluated, the evidence pertaining to a causal link between injury and exposure to a substance must be reviewed, the potential role of other causes of injury must be analyzed, the liability of other defendants must be explored, an assessment of a claimant’s damages must be made and the law of the applicable jurisdiction must be analyzed. In addition, the Company must review the number of policies it has issued to the policyholder and whether these policies are triggered by the allegations, the terms and limits of liability of these policies, the obligations of other insurers to respond to the claim and the role, if any, of non-CIOTA claims or potential non-CIOTA claims in any resolution process.

To the extent disputes exist between the Company and a policyholder regarding the coverage available for CIOTA claims, the Company resolves the disputes, where feasible, through settlement with the policyholder or through coverage litigation. Historically, the Company’s experience has indicated that policyholders with potentially significant environmental and/or asbestos exposures, may often have other CIOTA exposures or CIOTA claims pending with the Company. Generally, the terms of a settlement agreement set forth the nature of the Company’s participation in resolving CIOTA claims and the scope of coverage to be provided by the Company, and contain the appropriate indemnities and hold harmless provisions to protect the Company. These settlements generally eliminate uncertainties for the Company regarding the risks extinguished, including the risk that losses would be greater than anticipated due to evolving theories of tort liability or unfavorable coverage determinations. The Company’s approach also has the effect of determining losses at a date earlier than would have occurred in the absence of these settlement agreements. On the other hand, in cases where future developments are favorable to insurers, this approach could have the effect of resolving claims for amounts in excess of those that the Company ultimately would have paid had the claims not been settled in this manner. The Company decreased CIOTA reserves by $94.8 million in the fourth quarter of 2002 reflective of lower levels of paid activity during recent periods.

At December 31, 2002, approximately 77% (approximately $425.0 million) of the net CIOTA reserve represents incurred but not reported losses for which the Company has not received any specific claims. The balance, approximately 23% of the net aggregate reserve (approximately $128.6 million), is for pending CIOTA claims.

The following table displays activity for CIOTA losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2002	2001	2000

Beginning reserves:
Direct	$893.4	$1,078.6	$1,184.3
Ceded	(183.4)	(279.5)	(312.9)

Net	710.0	799.1	871.4
Incurred losses and loss expenses:
Direct	(89.0)	(114.4)	26.5
Ceded	(11.1)	69.5	(10.6)
Losses paid:
Direct	60.9	70.8	132.2
Ceded	(4.6)	(26.6)	(44.0)

Ending reserves:
Direct	743.5	893.4	1,078.6
Ceded	(189.9)	(183.4)	(279.5)

Net	$553.6	$710.0	$799.1

INVESTMENT PORTFOLIO

The Company’s invested assets at December 31, 2002 totaled $38.425 billion, including $3.599 billion of securities in process of settlement, of which 91% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, 1% in mortgage loans and real estate held for sale and 6% in other investments. Adjusting for the effect of securities in process of settlement, invested assets at December 31, 2002 totaled $34.826 billion, of which 90% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, 1% in mortgage loans and real estate held for sale and 7% in other investments. Excluding the impact of securities lending, unrealized investment gains and losses, receivables for investment sales and payables on investment purchases, the pre-tax average yield was 6.0%, 6.9% and 7.6% for the years ended December 31, 2002, 2001 and 2000, respectively, and the after-tax average yield was 4.4%, 5.0% and 5.5% for the years ended December 31, 2002, 2001 and 2000, respectively.

Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. The Company’s fixed maturity portfolio at December 31, 2002 totaled $30.003 billion, comprising $29.462 billion of publicly traded fixed maturities and $541.6 million of private fixed maturities. The weighted average quality ratings of the Company’s publicly traded fixed maturity portfolio and private fixed maturity portfolio at December 31, 2002 were Aa2 and Baa1, respectively. Included in the fixed maturity portfolio at that date was approximately $1.945 billion of below investment grade securities. The average duration of the fixed maturity portfolio, including short-term investments, was 5.0 years as of December 31, 2002, or 5.8 years excluding short-term investments.

The following table sets forth the Company’s combined fixed maturity investment portfolio classified by Moody’s Investor’s Service Inc. ratings:

	Carrying	Percent of Total
(at December 31, 2002, in millions)	Value	Carrying Value

Quality Rating:
Aaa	$17,610.2	58.7%
Aa	5,271.0	17.6
A	2,299.3	7.6
Baa	2,877.8	9.6

Total investment grade	28,058.3	93.5
Non-investment grade	1,944.9	6.5

Total fixed maturity investment	$30,003.2	100.0%

The Company makes investments in collateralized mortgage obligations, or CMOs. CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. This drives the investment process to generally favor prepayment protected CMO tranches including planned amortization classes and last cash flow tranches. The Company does not purchase residual interests in CMOs.

At December 31, 2002, the Company held CMOs with a fair value of $4.120 billion. Approximately 58% of CMO holdings were fully collateralized by GNMA, FNMA or FHLMC securities at that date, and the balance was fully collateralized by portfolios of individual mortgage loans. In addition, the Company held $4.815 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities at December 31, 2002. Virtually all of these securities are rated Aaa.

The Company’s equity investments are primarily through private equity and arbitrage partnerships, which are subject to more volatility than the Company’s fixed income investments, but historically have provided a higher return. At December 31, 2002, the carrying value of the Company’s investments in private equity and arbitrage partnerships was $1.611 billion.

OUTLOOK

The 2002 year saw a significant increase in the number of downgrades by rating agencies for property casualty insurance companies. Many competitors are experiencing pressure on their capitalization levels due to underperforming investment portfolios and the need to strengthen prior year reserves, especially for asbestos liabilities. This pressure has caused many competitors to sell, discontinue or shrink certain books of business and has significantly reduced the acquisition activity of the industry.

A variety of other factors continue to affect the property and casualty insurance market and the Company’s core business outlook, including improvement in pricing in the commercial lines marketplace, a continuing highly competitive personal lines marketplace, inflationary pressures on loss cost trends, including medical inflation and auto loss costs, asbestos related developments and rising reinsurance and litigation costs.

The Company’s strategic objective is to enhance the Company’s position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States.

Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the return available on new investments, but creates the opportunity for realized investment gains on disposition of fixed maturity investments. In 2002, interest rates declined to their lowest levels since the 1950’s, and equity returns were negative for the second consecutive year. These trends may continue into 2003, reducing the return available on the investment of funds.

As required by various state laws and regulations, the Company’s insurance subsidiaries are subject to assessments from state-administered guaranty associations, second-injury funds and similar associations. The Company believes that these assessments will not have a material impact on the Company’s results of operations.

Some social, economic, political and litigation issues have led to an increased number of legislative and regulatory proposals aimed at addressing the cost and availability of some types of insurance as well as the claim and coverage obligations of insurers. While most of these provisions have failed to become law, these initiatives may continue as legislators and regulators try to respond to public availability, affordability and claim concerns and the resulting laws, if any, could adversely affect the Company’s ability to write business with appropriate returns.

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act (i.e., subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the Program) generally requires that all commercial property/ casualty insurers licensed in the U.S. participate in the Program. The Program became effective upon enactment and terminates on December 31, 2005. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap. The deductible under the Program is 7% for 2003, 10% for 2004, and 15% for 2005. In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year. The Program also contains an annual cap that limits the amount of subject losses to $100 billion aggregate during a program year. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s deductible under this Federal program is $570.0 million for 2003 subject to final rules to be established by the U.S. Treasury. Due to the high level of the deductible, the Company believes that the bill will have little impact on the price or availability of terrorism coverage in the marketplace.

While the Terrorism Act provides a Federally-funded “backstop” for commercial property casualty insurers, it also requires that insurers immediately begin offering coverage for insured losses caused by acts of terrorism. The majority of the Company’s Commercial Lines policies already included such coverage, although exclusions were added to higher-risk policyholders after September 11, 2001. For those risks considered higher-risk, such as landmark buildings or high concentrations of employees in one location, the Company will continue to either decline to offer a renewal or will offer coverage for losses caused by acts of terrorism on a limited basis, with an explicit charge for the coverage.

Commercial Lines

In 2002, the trend of higher rates continued in Commercial Lines. Prices generally rose throughout the year, although some of the increases varied significantly by region and business segment. These increases were necessary to offset the impact of rising loss cost trends, reduction in investment yields and the decline in profitability from the competitive pressures of the last decade. Since the terrorist attack on September 11, 2001, there has been greater concern over the availability, terms and conditions, and pricing of reinsurance. As a result, the primary insurance market is expected to continue to see significant rate increases and more restrictive terms and conditions, for certain coverages.

In National Accounts, where programs include risk management services, such as claims settlement, loss control and risk management information services, generally offered in connection with a large deductible or self-insured program, and risk transfer, typically provided through a guaranteed cost or retrospectively rated insurance policy, pricing improved during 2002 and 2001. The Company has benefited from higher rates and believes that pricing will continue to stay firm into 2003. However, the Company will still continue to selectively reject business that is not expected to produce acceptable returns. The Company anticipates that the premium and fee income growth experienced in 2002 will continue into 2003. Included in National Accounts is service fee income for policy and claim administration of various states’ Workers’ Compensation Residual Market pools. After several years of depopulation, these pools began to repopulate in 2000 and continue to grow significantly as the primary market is firming. Premium that the Company services for these pools grew 91% in 2002 compared to 2001 and is expected to continue to grow.

Commercial Accounts achieved double-digit price increases on renewal business during 2002 and 2001, improving the overall profit margin in this business, more than offsetting the impacts of rising loss cost and medical inflation, reinsurance costs and lower investment yields. New business levels also increased during 2002 across most products but especially for property coverages where Commercial Accounts benefited from the Company’s property underwriting specialization, financial strength and limits capacity. The Company will continue to seek significant rate increases in 2003, as pricing in some areas and business segments, such as workers’ compensation, still has not improved to the point of producing acceptable returns. However, the rate of increase may decline modestly as compared to the past two years.

Also in Commercial Accounts, during 2002 the operations of American Equity and Associates were determined to be non-strategic. Accordingly, these operations were placed in run-off during the first and fourth quarters of 2002, respectively, which included non-renewals of inforce policies and a cessation of writing new business, where allowed by law. These operations were acquired in the fourth quarter of 2001 from Citigroup as part of the Northland and Associates acquisitions discussed above. Net written premium for these combined operations was $86.8 million in 2002.

In Select Accounts, the trend toward increased pricing on renewal business that started in late 1999 gained momentum in 2000 and 2001 and continued to improve during 2002. Prices generally rose during this time frame while customer retention remained consistent with prior periods. Price increases varied significantly by region, industry and product. However, the ability of Select Accounts to achieve future rate increases is subject to regulatory constraints in some jurisdictions. Select will continue to seek rate increases in 2003, however the rate of increase may decline modestly as compared to the past year. Loss cost trends in Select Accounts improved across major lines in 2002 due to the Company’s continued disciplined approach to underwriting and risk selection. The Company will continue to pursue business based on the Company’s ability to achieve acceptable returns.

Bond achieved significant growth in 2002 in both the surety and executive liability markets. A decrease in capacity in the surety industry, driven by an increase in claim frequency and severity in accident years 1999 through 2001 for the surety industry, enabled Bond to increase prices for all surety products. The decrease in capacity in the surety marketplace is expected to continue to create opportunities for further price increases for all surety products in 2003, although the increased cost of reinsurance will offset some of the positive impact. In the executive liability market for middle and small private accounts and not-for-profit accounts, Bond’s expanding array of products and recognized local expertise enabled it to further enhance its product and customer diversification, as well as profit opportunities, while realizing significant price increases. In addition, a decrease in reinsurance capacity will allow further price increases for all executive liability products in 2003. Bond’s focus remains on selective underwriting, selling its products to customers that provide the greatest opportunities for profit. Bond is also focused on the Company’s efforts to cross-sell its expanding array of products to existing customers of Commercial Lines and Personal Lines.

In Gulf, rate increases began in most lines of business in 2001 and accelerated significantly in 2002. Although specific increases varied by region, industry and product, improvement was most evident in the directors’ and officers’, professional liability and umbrella lines of business, with lesser increases achieved in the excess and surplus lines of business. The favorable impact from rate improvement continues to be partially offset by rising loss cost trends. At the end of February 2003, Gulf resolved a claims coverage dispute with a policyholder relating to a run-off product line. The settlement will result in a charge by the Company of approximately $68.0 million after reinsurance, tax and minority interest.

There are currently various state and federal legislative and judicial proposals to require asbestos claimants to demonstrate an asbestos illness. At this time it is not possible to predict the likelihood or timing of such proposals being enacted or the effect if they are enacted. The Company’s asbestos study did not assume the adoption of any asbestos reforms.

For information about the outlook with respect to asbestos-related claims and liabilities see “– Asbestos Claims and Litigation” and “– Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Personal Lines

Personal Lines strategy is to profitably grow its customer base in the independent agent and additional distribution channels, control operating expenses, keep prices competitive and aligned with loss trend, and manage its exposure to catastrophe losses.

During 2002, the personal auto market place experienced widespread rate increases, as companies attempted to restore profitability after years of unacceptable underwriting and investment yields. As a result, premium growth is expected to outpace growth in losses and expenses in 2003. Personal Lines will continue to maintain its underwriting discipline and will continue to increase auto rates as needed to achieve acceptable returns and to offset inflationary pressures.

Market conditions for property insurance changed in 2002, as the industry experienced significant rate increases, scaled back coverages, and reduced new business initiatives to improve profitability. Personal Lines had implemented these actions in the past several years, and has achieved significantly improved profit results relative to the industry. Personal Lines will maintain its underwriting discipline and will continue to increase property rates as needed to achieve acceptable returns and to offset inflationary pressures.

TRANSACTIONS WITH FORMER AFFILIATES

Prior to the Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactive to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $47.2 million for the period from April 1, 2002 through December 31, 2002. Either party may terminate the agreement effective on the end of a month upon 90 days prior notice. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, were not significant to the Company’s results of operations or financial condition.

See note 16 to the Company’s consolidated financial statements for a description of these and other intercompany arrangements and transactions between the Company and Citigroup.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal asset is the capital stock of TIGHI and its insurance subsidiaries.

The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. Additional sources of cash flow include the sale of invested assets and financing activities. It is the opinion of the Company’s management that the Company’s future liquidity needs will be met from all of the above sources.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy its maturing liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company’s invested assets at December 31, 2002 totaled $38.425 billion, including $3.599 billion of securities in process of settlement, of which 91% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, 1% in mortgage loans and real estate held for sale and 6% in other investments. Adjusting for the effect of securities in process of settlement, invested assets at December 31, 2002 totaled $34.826 billion, of which 90% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, 1% in mortgage loans and real estate held for sale and 7% in other investments.

Notes payable to former affiliates at December 31, 2002 was as follows:

(in millions)

3.60% Note due 2003 under line of credit	$500.0
Floating rate loan under line of credit	200.0

Total	$700.0

Long-term debt and convertible notes outstanding at December 31, 2002 was as follows:

(in millions)

Promissory Note due 2004	$550.0
6.75% Notes due 2006	150.0
7.81% Note various due dates through 2011	27.0
7.75% Notes due 2026	200.0
Convertible junior subordinated notes payable due 2032	892.5
Convertible notes payable due 2032	49.7

1,869.2
Debt issuance costs	25.5

Total	$1,843.7

The Company’s cash flow needs include shareholder dividends and debt service. TPC and TIGHI are holding companies and have no direct operations. Accordingly, TPC and TIGHI meet cash flow needs primarily through dividends from operating subsidiaries. In addition, TIGHI has available to it a $250.0 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for that line of credit, which expires in 2006. Borrowings under this line of credit carry a variable interest rate based upon LIBOR plus 50 basis points. At December 31, 2002, borrowings under this revolving line of credit were $200.0 million. The Company expects to repay all of this debt by the end of the first quarter of 2003. TIGHI also has an additional $500.0 million revolving line of credit agreement from Citigroup, which expires in December 2006. At December 31, 2002, current borrowings under this line of credit, which mature on November 7, 2003 and carry a fixed interest rate of 3.60%, were $500.0 million.

At December 31, 2001, TPC had a note payable to Citigroup in the amount of $1.198 billion. In conjunction with the purchase of TIGHI’s outstanding shares in April 2000, TPC entered into a note agreement with Citigroup. On February 7, 2002, this note agreement was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was repaid following the offerings.

In February 2002, TPC paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. On December 31, 2002, this note was repaid in its entirety.

In February 2002, TPC also paid a dividend of $3.700 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. This note was prepaid on May 8, 2002.

In March 2002, TPC paid a dividend of $395.0 million to Citigroup in the form of a note. This note was prepaid following the offerings.

In March 2002, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes which will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. See note 8 of notes to the Company’s consolidated financial statements for a further discussion.

In August 2002, CIRI issued $49.7 million aggregate principal amount of 6.0% convertible notes which will mature on December 31, 2032 unless earlier redeemed or repurchased. See note 8 of notes to the Company’s consolidated financial statements for a further discussion.

In December 2002, TPC entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a promissory note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, TPC issued $550.0 million of Floating Rate Notes due in February 2004. The proceeds from these notes were used to repay the promissory note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum and are callable by the Company after August 5, 2003. The Company expects to repay substantially all of this new debt by the end of 2003.

Contractual obligations at December 31, 2002 were as follows:

Payments Due by Period		Less than	1-3	4-5	After 5
(in millions)	Total	1 Year	Years	Years	Years

Notes payable to former affiliates	$700.0	$700.0	$–	$–	$–
Long-term debt	927.0	3.0	712.0	6.0	206.0
Convertible junior subordinated notes payable	892.5	–	–	–	892.5
Convertible notes payable	49.7	–	–	–	49.7
TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	900.0	–	–	–	900.0
Operating leases	301.4	84.5	150.5	39.6	26.8

	$3,770.6	$787.5	$862.5	$45.6	$2,075.0

In the normal course of business, the Company has unfunded commitments to partnerships in which it invests. These commitments were $864.3 million and $1.025 billion at December 31, 2002 and 2001, respectively.

On January 23, 2003, the Company’s board of directors declared a quarterly dividend of $0.06 per share on class A and class B common stock, payable on February 28, 2003, to shareholders of record on February 5, 2003. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of TPC’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.

The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting practices. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $727.7 million is available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a portion of this amount is likely to be subject to approval by the Connecticut Insurance Department in accordance with the formula described above, depending upon the amount and timing of the payments.

On September 25, 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B common stock may be made from time to time through September 2004 in the open market, and it is expected that funding for the program will principally come from operating cash flow. When shares are repurchased, such shares will be reported as authorized and unissued treasury stock in the consolidated balance sheet. There were no shares repurchased under this plan in 2002.

TPC has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If TPC elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period. In addition, the ability of TIGHI to pay dividends to TPC is subject to the terms of the TIGHI trust mandatorily redeemable securities which prohibit TIGHI from paying dividends in the event it has failed to pay or has deferred dividends or is in default under the trust mandatorily redeemable securities.

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

The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2002, all of the Company’s insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

In the opinion of Company’s management, realization of the recognized deferred tax asset of $1.447 billion is more likely than not based on expectations as to the Company’s future taxable income. Excluding the effect of the asbestos reserve increase in 2002 (see note 6 of notes to the Company’s consolidated financial statements for a further discussion), the Company has reported pretax financial statement income of $1.848 billion on average over the last three years and has generated federal taxable income exceeding $1.071 billion on average in each year during this same period. The Company has a net operating loss carryforward of $1.390 billion at December 31, 2002. Projections of taxable income for 2003 are in excess of the loss carryforward. See note 9 of notes to the Company’s consolidated financial statements for a further discussion.

CRITICAL ACCOUNTING POLICIES

The Company considers its most significant accounting policies to be those applied to unpaid claim and claim adjustment liabilities and related reinsurance recoverables.

Total claims and claim adjustment expense reserves were $33.736 billion at December 31, 2002. The Company maintains property and casualty loss reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional income statement charges.

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

Some of the Company’s loss reserves are for asbestos and environmental claims and related litigation. While the study of asbestos claims and associated liabilities and the analysis of environmental claims considered the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability, and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management in future periods it is possible that the outcome of the continued uncertainties regarding asbestos-related claims could result in liability that differ from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation.

Total reinsurance recoverables were $10.978 billion at December 31, 2002. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. Changes in these estimates could result in additional income statement charges.

OTHER MATTERS

Reserves for losses and loss adjustment expenses on a statutory basis were $23.280 billion, $20.215 billion and $19.428 billion at December 31, 2002, 2001 and 2000, respectively. The increase from December 31, 2001 to December 31, 2002 is primarily due to the increase in asbestos reserves of $2.584 billion during the year. The increase from December 31, 2000 to December 31, 2001 includes the impact of the terrorist attack on September 11th and the inclusion of Northland and Associates as of October 2001. These increases were partially offset by net payments of $578.0 million and $426.6 million for asbestos, environmental and other cumulative injury claims during the years ended December 31, 2002 and 2001, respectively.

During April 2000, the Company completed a cash tender offer and merger, as a result of which TIGHI became TPC’s wholly-owned subsidiary. In the tender offer and merger, TPC acquired all of TIGHI’s outstanding shares that were not already owned by TPC, representing approximately 14.8% of TIGHI’s outstanding common stock, for $2.413 billion in cash financed by a loan from Citigroup.

Prior to the IPO, the Company participated in Citigroup’s Capital Accumulation Plan (CAP) that provided for the issuance of shares of Citigroup common stock in the form of restricted stock awards to eligible officers and other key employees. On August 20, 2002, in connection with the Citigroup Distribution, the unvested outstanding awards of restricted stock and deferred shares held by Company employees on that date under Citigroup CAP awards, were cancelled and replaced by awards comprised primarily of 3.1 million newly issued shares of class A common stock at a total market value of $53.3 million based on the closing price of the class A common stock on August 20, 2002. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. The value of these newly issued shares along with class A and class B common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards. In addition, the Board of Directors plan allows deferred receipt of shares of class A common stock (deferred stock) to a future distribution date or upon termination of their service.

Prior to the Citigroup Distribution on August 20, 2002, unearned compensation expense associated with the Citigroup restricted common stock grants is included in other assets in the consolidated balance sheet. Following the Citigroup Distribution and the issuance of replacement stock awards in the Company’s class A and class B shares on August 20, 2002, the unamortized unearned compensation expense associated with these awards is included as unearned compensation in the consolidated balance sheet. Unearned compensation expense is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock and deferred stock awards was $17.0 million, $19.4 million and $16.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. See note 11 of notes to the Company’s consolidated financial statements for a discussion of restricted common stock awards.

Under agreements with Citigroup, TPC assumed liabilities for nonqualified pension, post-retirement health care and life insurance benefit liabilities related to active Company plan participants as of August 20, 2002. Because Citigroup assumed liabilities for the same benefits for retired or inactive plan participants, the Company transferred short-term securities of $171.1 million and recorded a payable of $13.5 million in 2002 to Citigroup affiliated companies, and reduced other liabilities and deferred taxes by $284.0 million and $99.4 million, respectively, related to retired or inactive employees, pending final agreements on the amounts. Final agreement on settlement amounts was reached and an additional $2.2 million is expected to be paid to Citigroup during the first quarter of 2003.

In addition, the Company assumed liabilities for qualified pension plan benefits for active Company employees. As a result, assets and liabilities for qualified pension plan benefits relating to active, but not retired or inactive, plan participants were transferred from the Citigroup qualified pension plan to the Company’s newly established qualified pension plan. The initial projected benefit obligation of the Company’s qualified pension plan at August 20, 2002 was $445.0 million. Assets of $390.0 million were transferred from the Citigroup pension plan to the Company’s pension plan in 2002 and were invested primarily in a Standard & Poors stock index fund and in a Lehman Brothers Aggregate bond index fund at December 31, 2002. A final asset transfer is expected in the first quarter of 2003.

Accordingly, beginning August 20, 2002, TPC sponsors qualified and nonqualified non-contributory defined benefit pension plans covering substantially all employees. These plans provide benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final pay formula. TPC also provides postretirement health and life insurance benefits for employees satisfying certain age and service requirements who retire after the Citigroup Distribution. The Company’s net expense related to these plans was $9.2 million for the period from August 20, 2002 through December 31, 2002. Prior to the Citigroup Distribution, substantially similar benefits were provided to TPC employees through plans sponsored by Citigroup. The Company’s share of net expense (credit) related to these plans was $(3.9) million for January 1, 2002 through August 20, 2002, $11.7 million for 2001, and $14.5 million for 2000.

The principal assumptions used in determining pension and postretirement benefit obligation are as follows:

(at December 31, 2002)

Discount rate	6.75%
Expected long-term rate of return on assets	8.0%
Future compensation increase rate	4.5%
Health care cost increase rate (ultimate rate):
Following year	10.0%
Decreasing to the year 2008	5.0%

The principal assumptions are considered appropriate given the underlying investment portfolio asset mix, nature of liabilities which are primarily for active employees, expected compensation and health care cost trends. The expected long-term rate of return on assets of 8% is based on the current and expected asset mix which is approximately 60% in equity investments and 40% in fixed income investments. The discount rate of 6.75% was based on an analysis of current and historical interest rates and the duration of plan obligations.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and oral statements by management of the Company may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, the Company has forward-looking statements about the Company’s results of operations, financial condition, liquidity, and the sufficiency of the Company’s asbestos reserves under the heading “Outlook” and elsewhere.

Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Actual results may differ materially from those expressed or implied. In particular, the sufficiency of the Company’s asbestos reserves, as well as the Company’s results of operations, financial condition and liquidity, to the extent impacted by the sufficiency of the Company’s asbestos reserves, is subject to a number of potential adverse developments including, among others, adverse developments involving asbestos claims and related litigation, the willingness of parties, including the Company, to settle disputes, the impact of aggregate policy coverage limits, and the impact of bankruptcies of various asbestos producers and related businesses.

Some of the other factors that could cause actual results to differ include, but are not limited to, the following: the Company’s inability to obtain price increases due to competition or otherwise; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; developments relating to coverage and liability for mold claims; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to the Company; adverse outcomes in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal Lines policies; and amendments to, and changes to the risk-based capital requirements. The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update these forward-looking statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are currently managed as of December 31, 2002. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company’s investment portfolio as of December 31, 2002 and 2001 was $38.425 billion and $32.619 billion, respectively, of which 78% and 79% was invested in fixed maturity securities, respectively. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company’s exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through cash market transactions.

For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2001. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company’s debt and mandatorily redeemable securities of subsidiary trusts (trust securities) is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company’s debt and trust securities see notes 8 and 10 to the consolidated financial statements as well as the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

SENSITIVITY ANALYSIS

Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company’s sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. “Near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, interest-bearing non-redeemable preferred stocks, mortgage loans, short-term securities, cash, investment income accrued, fixed rate trust securities and derivative financial instruments. The primary market risk to the Company’s market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2002 and 2001.

For debt and fixed rate trust securities, the change in fair value is determined by calculating hypothetical December 31, 2002 and 2001 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $1.5 billion based on a 100 basis point increase in interest rates as of December 31, 2002 and 2001. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments, which constitute approximately 57% of total assets and approximately 6% of total liabilities as of December 31, 2002 and approximately 52% of total assets and approximately 9% of total liabilities as of December 31, 2001. As a result, the loss value excludes a significant portion of the Company’s consolidated balance sheet which would materially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

For example, some non-financial instruments, primarily insurance accounts for which the fixed maturity portfolio’s primary purpose is to fund future claims payments, are not reflected in the development of the above loss value. These non-financial instruments include premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. The Company’s sensitivity model also calculates a potential loss in fair value with the inclusion of these non-financial instruments. For non-financial instruments, changes in fair value are determined by calculating the present value of the estimated cash flows associated with such instruments using risk-free rates as of December 31, 2002 and 2001, calculating the resulting duration, then using that duration to determine the change in value for a 100 basis point change.

Based on the sensitivity analysis model the Company uses, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2002 and 2001 is not material.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders

Travelers Property Casualty Corp.:

We have audited the accompanying consolidated balance sheets of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/ KPMG LLP

Hartford, Connecticut

January 23, 2003

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS)

(in millions, except per share data)

For the year ended December 31,	2002	2001	2000

Revenues
Premiums	$11,155.3	$9,410.9	$8,462.2
Net investment income	1,880.5	2,034.0	2,161.6
Fee income	454.9	347.4	312.4
Realized investment gains	146.7	322.5	47.0
Recoveries from former affiliate	520.0	–	–
Other revenues	112.3	115.7	87.8

Total revenues	14,269.7	12,230.5	11,071.0

Claims and expenses
Claims and claim adjustment expenses	11,138.5	7,764.7	6,472.9
Amortization of deferred acquisition costs	1,810.2	1,538.7	1,298.4
Interest expense	156.8	204.9	295.5
General and administrative expenses	1,424.0	1,333.2	1,140.6

Total claims and expenses	14,529.5	10,841.5	9,207.4

Income (loss) before federal income taxes, minority interest and cumulative effect of changes in accounting principles	(259.8)	1,389.0	1,863.6
Federal income taxes (benefit)	(476.5)	326.8	491.3
Minority interest, net of tax	1.1	–	60.1

Income before cumulative effect of changes in accounting principles	215.6	1,062.2	1,312.2
Cumulative effect of change in accounting principles for:
Goodwill and other intangible assets, net of tax	(242.6)	–	–
Derivative instruments and hedging activities, net of tax	–	4.5	–
Securitized financial assets, net of tax	–	(1.3)	–

Net income (loss)	$(27.0)	$1,065.4	$1,312.2

Basic and diluted earnings per share
Income before cumulative effect of changes in accounting principles	$0.23	$1.38	$1.71
Cumulative effect of changes in accounting principles	(0.26)	0.01	–

Net income (loss)	$(0.03)	$1.39	$1.71

Weighted average number of common shares outstanding	949.5	769.0	769.0
Weighted average number of common shares outstanding and common stock equivalents	951.2	769.0	769.0

See notes to consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except shares and per share data)

At December 31,	2002	2001

Assets
Fixed maturities, available for sale at fair value (including $580.5 and $975.7 at December 31, 2002 and 2001, respectively, subject to securities lending agreements) (amortized cost $28,877.8 and $25,460.5)	$30,003.2	$25,850.7
Equity securities, at fair value (cost $861.9 and $980.4)	851.5	984.0
Mortgage loans	257.9	274.4
Real estate held for sale	12.5	38.3
Short-term securities	4,853.6	2,798.3
Trading securities	40.7	628.1
Other investments	2,405.8	2,044.8

Total investments	38,425.2	32,618.6

Cash	92.2	236.9
Investment income accrued	339.3	359.5
Premium balances receivable	3,861.4	3,657.0
Reinsurance recoverables	10,977.5	11,047.3
Deferred acquisition costs	873.0	768.1
Deferred federal income taxes	1,447.1	1,182.4
Contractholder receivables	2,544.1	2,197.8
Goodwill	2,411.5	2,576.5
Receivables for investment sales	138.7	129.7
Other assets	3,027.5	3,004.0

Total assets	$64,137.5	$57,777.8

Liabilities
Claims and claim adjustment expense reserves	$33,736.0	$30,736.6
Unearned premium reserves	6,459.9	5,666.9
Contractholder payables	2,544.1	2,197.8
Notes payable to former affiliates	700.0	1,697.7
Long-term debt	926.2	379.8
Convertible junior subordinated notes payable	867.8	–
Convertible notes payable	49.7	–
Payables for investment purchases	3,737.9	485.2
Securities lending payable	597.9	1,001.7
Other liabilities	3,480.7	4,025.8

Total liabilities	53,100.2	46,191.5

TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	900.0	900.0

Shareholders’ equity
Common stock:
Class A, $.01 par value, 1.5 billion shares authorized, 504.2 million and 269.0 million issued and outstanding at December 31, 2002 and 2001, respectively	5.0	2.7
Class B, $.01 par value, 1.5 billion shares authorized, 500.0 million issued and outstanding	5.0	5.0
Additional paid-in capital	8,618.4	4,433.0
Retained earnings	880.5	6,004.2
Accumulated other changes in equity from nonowner sources	656.6	241.4
Treasury stock, at cost (shares 338,068 and 0)	(4.9)	–
Unearned compensation	(23.3)	–

Total shareholders’ equity	10,137.3	10,686.3

Total liabilities and shareholders’ equity	$64,137.5	$57,777.8

See notes to consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in millions)

For the year ended December 31,	2002	2001	2000

Common stock and additional paid-in capital
Balance, beginning of year	$4,440.7	$3,823.4	$3,792.1
Net proceeds from initial public offering	4,089.5	–	–
Employee stock-based compensation plans	64.7	–	–
Acquisition of affiliates	–	578.0	–
Other	33.5	39.3	31.3

Balance, end of year	8,628.4	4,440.7	3,823.4

Retained earnings
Balance, beginning of year	6,004.2	4,989.9	2,818.5
Net income (loss)	(27.0)	1,065.4	1,312.2
Receipts from former subsidiaries	157.5	474.9	859.2
Dividends	(5,254.2)	(526.0)	–

Balance, end of year	880.5	6,004.2	4,989.9

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	241.4	400.7	(171.0)
Net unrealized gains on investment securities obtained as part of affiliate acquisition	–	21.1	–
Net unrealized gain (loss) on investment securities, net of reclassification adjustment (see note 10)	475.4	(172.0)	577.8
Minimum pension liability adjustment (see note 12)	(68.3)	–	–
Other(1)	8.1	(8.4)	(6.1)

Balance, end of year	656.6	241.4	400.7

Treasury stock (at cost)
Balance, beginning of year	–	–	–
Net employee stock based compensation plans	(4.9)	–	–

Balance, end of year	(4.9)	–	–

Unearned compensation
Balance, beginning of year	–	–	–
Net issuance of restricted stock under employee stock based compensation plans	(29.3)	–	–
Restricted stock amortization	6.0	–	–

Balance, end of year	(23.3)	–	–

Total shareholders’ equity	$10,137.3	$10,686.3	$9,214.0

Common shares outstanding
Balance, beginning of year	769.0	769.0	769.0
Shares issued in Initial Public Offering	231.0	–	–
Net shares issued for employee stock based compensation plans	4.2	–	–
Shares reacquired	(.3)	–	–

Balance, end of year	1,003.9	769.0	769.0

Summary of changes in equity from nonowner sources
Net income (loss)	$(27.0)	$1,065.4	$1,312.2
Other changes in equity from nonowner sources, net of tax	415.2	(180.4)	571.7

Total changes in equity from nonowner sources	$388.2	$885.0	$1,883.9

(1)	Includes foreign currency translation adjustments, hedged futures contracts and the cumulative effect of the change in accounting for derivative instruments and hedging activities.

See notes to consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$(27.0)	$1,065.4	$1,312.2
Adjustments to reconcile net income to net cash provided by operating activities
Realized investment gains	(146.7)	(322.5)	(47.0)
Cumulative effect of changes in accounting principles, net of tax	242.6	(3.2)	–
Depreciation and amortization	41.8	121.9	90.4
Deferred federal income taxes	(588.8)	11.1	166.7
Amortization of deferred policy acquisition costs	1,810.2	1,538.7	1,298.4
Premium balances receivable	(204.4)	(174.1)	(179.1)
Reinsurance recoverables	69.8	(1,386.2)	(168.4)
Deferred policy acquisition costs	(1,915.1)	(1,619.8)	(1,355.0)
Insurance reserves	3,792.4	1,886.6	(102.0)
Trading account activities	115.6	(73.8)	–
Other	(264.8)	175.1	(352.7)

Net cash provided by operating activities	2,925.6	1,219.2	663.5

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	3,013.3	2,081.4	1,805.6
Mortgage loans	21.6	15.8	288.6
Proceeds from sales of investments
Fixed maturities	14,699.0	14,469.2	12,506.6
Equity securities	127.2	469.7	2,354.7
Real estate held for sale	23.3	–	18.7
Purchases of investments
Fixed maturities	(20,861.4)	(16,008.7)	(12,802.8)
Equity securities	(99.6)	(67.4)	(2,331.8)
Mortgage loans	(5.2)	(4.1)	(40.4)
Real estate	(1.2)	(6.2)	–
Tender offer of minority interest shareholders	–	–	(2,398.6)
Short-term securities, (purchases) sales, net	(2,055.3)	(106.1)	(1,086.5)
Other investments, net	244.7	(667.9)	(595.9)
Securities transactions in course of settlement	2,623.4	58.3	491.4
Business acquisitions	–	(329.5)	(298.0)

Net cash used in investing activities	(2,270.2)	(95.5)	(2,088.4)

Cash flows from financing activities
Issuance of convertible notes, net	917.3	–	–
Issuance of short-term debt	–	211.8	–
Payment of short-term debt	–	(211.8)	–
Issuance of long-term debt	549.4	–	–
Payment of long-term debt	(3.0)	(500.0)	–
Issuance of note payable to former affiliate	250.0	500.0	2,391.3
Payments of notes payable to former affiliate	(6,349.0)	(1,040.0)	(1,687.7)
Issuance of long-term debt to former affiliate	–	275.0	–
Payment of long-term debt to former affiliate	–	(275.0)	–
Proceeds from initial public offering	4,089.5	–	–
Issuance of common stock – employee stock options	10.1	–	–
Treasury stock acquired	(3.7)	–	–
Receipts from former affiliates	157.5	474.9	859.2
Dividends to former affiliate	(157.5)	(526.0)	–
Payment of dividend of preferred stock of subsidiary	(2.2)	–	–
Purchase of real estate from former affiliate	(68.2)	–	–
Transfer of employee benefit obligations to former affiliates	(172.4)	–	–
Transfer of lease obligations to former affiliate	(87.8)	–	–
Return of capital from former subsidiaries	–	8.0	3.0
Proceeds from minority investment in subsidiary	89.5	–	–
Other	(19.6)	–	–

Net cash provided by (used in) financing activities	(800.1)	(1,083.1)	1,565.8

Net increase (decrease) in cash	(144.7)	40.6	140.9
Cash at beginning of period	236.9	196.3	55.4

Cash at end of period	$92.2	$236.9	$196.3

Supplemental disclosure of cash flow information
Income taxes paid	$83.4	$325.6	$310.2
Interest paid	$140.6	$129.7	$155.3

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TPC) and its subsidiaries (collectively, the Company). Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation. Significant intercompany transactions and balances have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

TPC was reorganized in connection with its initial public offering (IPO) on March 21, 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC’s consolidated financial statements have been adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company (TIC) and its subsidiaries (U.S. life insurance operations), certain other wholly-owned non-insurance subsidiaries of TPC and substantially all of TPC’s assets and certain liabilities not related to the property casualty business.

On March 21, 2002, TPC issued 231 million shares of its class A common stock in an IPO, representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. (together with its consolidated subsidiaries, Citigroup) beneficially owned all of the 500 million shares of TPC’s outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC’s class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes, which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the offerings. During the first quarter of 2002, TPC paid three dividends of $1.000 billion, $3.700 billion and $395.0 million, aggregating $5.095 billion, which were each in the form of notes payable to Citigroup. The proceeds of the offerings were used to prepay the $395.0 million note and substantially prepay the $3.700 billion note. On December 31, 2002, the $1.000 billion note payable was repaid in its entirety.

In conjunction with the corporate reorganization and the offerings described above, during March 2002, the Company entered into an agreement with Citigroup (the Citigroup indemnification agreement) which provided that in any year in which the Company recorded additional asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, Citigroup would pay to the Company the amount of any such excess up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002, the Company recorded $2.945 billion of asbestos incurred losses, net of reinsurance, and accordingly has fully utilized the total benefit available under the agreement. For the year ended December 31, 2002, revenues include $520.0 million from Citigroup under this agreement. At December 31, 2002, other assets include a $360.6 million receivable from Citigroup under this agreement. Included in federal income taxes in the consolidated statement of income is a tax benefit of $280.0 million related to the asbestos charge covered by the agreement. See note 6.

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2002, Citigroup held 9.95% of TPC’s common equity and 9.98% of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution is tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

On August 20, 2002, in connection with the Citigroup Distribution, stock-based awards held by Company employees on that date under Citigroup’s various incentive plans were cancelled and replaced by awards under the Company’s own incentive programs. See note 11.

TPC’s consolidated financial statements include the accounts of its primary subsidiary, Travelers Insurance Group Holdings Inc. (TIGHI), a property casualty insurance holding company. Also included are the accounts of CitiInsurance International Holdings Inc. and its subsidiaries (CitiInsurance), the principal assets of which are investments in the property casualty and life operations of Fubon Insurance Co., Ltd. and Fubon Assurance Co., Ltd., with respect to results prior to March 1, 2002. On February 28, 2002, the Company sold CitiInsurance to other Citigroup affiliated companies for $402.6 million, its net book value. The Company has applied $137.8 million of the proceeds from this sale to repay intercompany indebtedness to Citigroup. In addition, the Company has purchased from Citigroup affiliated companies the premises located at One Tower Square, Hartford, Connecticut and other properties for $68.2 million. Additionally, certain liabilities relating to employee benefit plans and lease obligations were assigned and assumed by Citigroup affiliated companies. In connection with these assignments, the Company transferred $172.4 million and $87.8 million, respectively, to Citigroup affiliated companies.

Prior to the Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. See note 16.

Certain equity securities with readily determinable fair values in the amount of $361.2 million and owned directly by the Company were reported in trading securities at December 31, 2001. As part of the Citigroup Distribution, these investments have been restructured such that the Company no longer controls the investments. As a result, these investments are now equity securities accounted for under the equity method. There is no impact on earnings related to this change. These investments have been reclassified to other investments. In addition, similar investments included in equity securities at December 31, 2001, in the amount of $96.4 million and $98.3 million at December 31, 2002 and 2001, respectively, have been reclassified to other investments.

During April 2000, TPC completed a cash tender offer to purchase all of the outstanding shares of Class A Common Stock of TIGHI at a price of $41.95 per share. See note 2.

Accounting Changes

Accounting for Stock-Based Compensation –
Transition and Disclosure

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS 148), an amendment to FASB Statement No. 123 “Accounting for Stock-Based Compensation” (FAS 123). Provisions of this Statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Statement eliminates the use of the original FAS 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of FAS 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company has adopted the applicable disclosure requirements of this statement for year-end reporting. The transition provisions of this statement apply upon adoption of the FAS 123 fair value based method. See Stock-Based Compensation in note 1 for discussion of adoption of FAS 123 and transition alternative.

Business Combinations, Goodwill and Other
Intangible Assets

Effective January 1, 2002, the Company adopted FASB Statements of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141) and No. 142, “Goodwill and Other Intangible Assets” (FAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Other intangible assets that are not deemed to have an indefinite useful life will continue to be amortized over their useful lives.

The Company stopped amortizing goodwill on January 1, 2002. Net income and earnings per share adjusted to exclude goodwill amortization expense for the years ended December 31, 2001 and 2000 are as follows:

(for the year ended December 31,
in millions, except per share data)	2001	2000

Net income
Reported net income	$1,065.4	$1,312.2
Goodwill amortization	71.8	63.1

Adjusted net income	$1,137.2	$1,375.3

Basic and diluted earnings per share
Reported earnings per share	$1.39	$1.71
Goodwill amortization	0.09	0.08

Adjusted earnings per share	$1.48	$1.79

During the quarter ended March 31, 2002, the Company performed the transitional impairment tests using the fair value approach required by FAS 142. Based on these tests, the Company impaired $220.0 million after tax of goodwill and $22.6 million after tax of indefinite-lived intangible assets representing the value of insurance operating licenses, all attributable to The Northland Company and subsidiaries (Northland), as a cumulative effect adjustment as of January 1, 2002. The fair value of the Northland reporting unit was based on the use of a multiple of earnings model. The fair value of Northland’s indefinite-lived intangible assets was based on the present value of estimated net cash flows. The Northland reporting unit is a component of the Commercial Lines operating segment.

The Company had customer-related intangible assets with a gross carrying amount of $470.6 million as of both December 31, 2002 and 2001, and with accumulated amortization of $90.8 million and $55.4 million as of December 31, 2002 and 2001, respectively, which are included in other assets in the consolidated balance sheet. Amortization expense was $35.4 million, $34.5 million and $20.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Intangible assets amortization expense is estimated to be $35.4 million, $34.2 million, $31.3 million, $29.6 million and $29.6 million in 2003, 2004, 2005, 2006 and 2007, respectively.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. A long-lived asset classified as held for sale is to be measured at the lower of its carrying amount or fair value less cost to sell and depreciation (amortization of the asset) ceases. Impairment is recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and fair value of the asset. Long-lived assets to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off are considered held and used until disposed of. Accordingly, discontinued operations are no longer to be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The provisions of the new standard are to be applied prospectively. The adoption of FAS 144 did not have a significant effect on results of operations, financial condition or liquidity.

Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others

Effective January 1, 2002, the Company adopted American Institute of Certified Public Accountants Accounting Standards Executive Committee Statement of Position 01-06, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (SOP 01-06). This SOP applies to any entity that lends to or finances the activities of others. SOP 01-06 clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities. SOP 01-06 provides certain presentation and disclosure changes for entities with trade receivables as part of the objective of requiring consistent accounting and reporting for like transactions. This SOP also provides specific guidance for other types of transactions specific to certain financial institutions. To the extent an entity is not considered such a financial institution, the other guidance provided is not applicable. The adoption of this SOP did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a recognized asset or liability or a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. See note 14.

As a result of adopting FAS 133, the Company recorded a benefit of $4.5 million after tax, reflected as a cumulative effect adjustment in the consolidated statement of income and a charge of $4.0 million after tax, reflected as a cumulative effect adjustment in the accumulated other changes in equity from nonowner sources section of shareholder’s equity. In addition, the Company redesignated certain investments as trading from available for sale in accordance with the transition provisions of FAS 133 resulting in a gross gain of $8.0 million after tax, reflected in realized investment gains (losses).

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets

Effective April 1, 2001, the Company adopted FASB Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 is to be recorded as a cumulative effect adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interests falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $1.3 million after tax, reflected as a cumulative effect adjustment. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125” (FAS 140). Provisions of FAS 140 primarily relating to transfers of financial assets and securitizations that differ from provisions of “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (FAS 125) are effective for transfers taking place after March 31, 2001. Special purpose entities (SPEs) used in securitizations that are currently qualifying SPEs under FAS 125 will continue to be treated as qualifying SPEs as long as they issue no new beneficial interests and accept no new asset transfers after March 31, 2001, other than transfers committed to prior to that date. Under FAS 140, qualifying SPEs are not consolidated by the transferor. FAS 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations and retained interests in securitizations. These provisions were effective for financial statements for fiscal years ending after December 15, 2000. The accounting for collateral, as amended, requires (a) certain assets pledged as collateral to be separately reported in the consolidated balance sheet from assets not so encumbered and (b) disclosure of assets pledged as collateral that have not been reclassified and separately reported. The adoption of FAS 140 did not have a significant effect on results of operations, financial condition or liquidity. See note 4.

Accounting Policies

Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements (see note 4), are classified as “available for sale” and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholders’ equity.

Equity securities, which include common and nonredeemable preferred stocks, are classified as available for sale and carried at fair value based on quoted market prices. Changes in fair values of equity securities are charged or credited directly to shareholders’ equity, net of income taxes.

Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not significant at December 31, 2002 and 2001.

Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell. Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. Thereafter, an impairment is taken if the carrying value of the property exceeds its current fair value less estimated costs to sell.

Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only as payment is received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not significant.

Trading securities and related liabilities are normally held for periods of less than six months. These investments are marked to market with the change recognized in net investment income during the current period.

Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

Other invested assets include certain private equity securities along with partnership investments and real estate joint ventures accounted for on the equity method of accounting. Undistributed income is reported in net investment income.

Investment Gains and Losses

Realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. An investment in a debt or equity security is impaired if its fair value falls below its book value and the decline is considered other than temporary. Factors considered in determining whether a loss is other than temporary include the length of time and extent to which fair value has been below cost; the financial condition and near term prospects of the issuer; and, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period. Other-than-temporary declines in fair value of investments are included in realized investment gains and losses.

Reinsurance Recoverables

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business. Such recoverables are reported net of an allowance for estimated uncollectible reinsurance recoverables and amounts due from known reinsurer insolvencies. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangement to minimize its exposure to significant losses from reinsurer insolvencies. See note 5.

Deferred Acquisition Costs

Amounts which vary with and are primarily related to the production of new insurance contracts, primarily commissions and premium taxes, are deferred and amortized pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, and if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

Contractholder Receivables and Payables

Under certain workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively.

Goodwill and Intangible Assets

The Company adopted FAS 141 and FAS 142 effective January 1, 2002. See note 1, Summary of Significant Accounting Policies, Accounting Changes. Upon adoption of FAS 141 and FAS 142, the Company stopped amortizing goodwill. Instead, goodwill is tested for impairment at least annually using a two-step process. The first step is performed to identify potential impairment and, if necessary, the second step is performed for the purpose of measuring the amount of impairment, if any. Other intangible assets that are not deemed to have an indefinite useful life continue to be amortized over their useful lives. The Company does not have indefinite-lived intangible assets as of December 31, 2002.

The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value in accordance with FAS 144. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

Prior to the adoption of FAS 141 and FAS 142, goodwill was generally being amortized on a straight-line basis over a 40-year period. TPC’s purchase of the outstanding shares of Class A Common Stock of TIGHI (see note 2) generated goodwill of $984.5 million, which was amortized on a straight-line basis over a 36-year period. The

Company’s acquisition of The Northland Company and its subsidiaries (see note 2) included goodwill and intangible assets of $242.6 million, which were amortized on a straight-line basis over a 20-year period for goodwill and periods of 15 to 20 years for the intangible assets. The Company’s acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) (see note 2) included an intangible asset of $450.0 million, which is being amortized on a straight-line basis over a 15-year period.

Receivables for Investment Sales

Receivables for investment sales represent amounts due the Company from investment brokers for securities sold, which are recorded as of trade date, for which the Company, in the normal course of securities settlement, has not yet received the proceeds.

Claims and Claim Adjustment Expense Reserves

Claims and claim adjustment expense reserves represent estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet at December 31, 2002 and 2001 are $1.370 billion and $1.358 billion, respectively, of reserves related to workers’ compensation that have been discounted using an interest rate of 5%. Also included at December 31, 2002, are $456.1 million of reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known (see note 6), that have been discounted using a range of interest rates of 1.56% to 5.50%.

In determining claims and claim adjustment expense reserves, the Company carries on a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed periodically by a qualified actuary employed by the Company. These reserves represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes may be material to the results of operations and financial condition and could occur in a future period.

Payables for Investment Purchases

Payables for investment purchases represent amounts owed by the Company to investment brokers for securities purchased, which are recorded as of trade date, for which the Company, in the normal course of securities settlement, has not yet settled the purchase.

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

Other Liabilities

Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2002 and 2001, the Company had a liability of $171.1 million and $200.3 million, respectively, for guaranty-fund and other assessments and related recoveries of $14.3 million and $23.4 million, respectively. The liability for such assessments and their related recoveries are not discounted for the time value of money. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.

Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 2%, 2% and 4% of total Company net written premiums for the years ended December 31, 2002, 2001 and 2000, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. Policyholder dividends were $14.4 million, $28.3 million and $31.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Statutory Accounting Practices

The Company’s insurance subsidiaries, domiciled principally in the State of Connecticut, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

Premiums and Unearned Premium Reserves

Premiums are recognized as revenues pro rata over the policy period. Unearned premium reserves represent the unexpired portion of policy premiums. Accrued retrospective premiums are included in premium balances receivable. Premium balances receivable are reported net of an allowance for estimated uncollectible premium amounts.

Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as part of other assets.

Fee Income

Fee income includes servicing fees from carriers and revenues from large deductible policies and service contracts and is recognized pro rata over the contract or policy periods.

Recoveries From Former Affiliate

Recoveries from former affiliate consist of the recoveries under the Citigroup indemnification agreement. See note 6.

Other Revenues

Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and operations other than realized investment gains and losses.

Federal Income Taxes

The provision for federal income taxes comprises two components, current income taxes and deferred income taxes. Deferred federal income taxes arise from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

Stock-Based Compensation

The Company has an employee stock incentive compensation plan that includes stock option programs and restricted stock programs. See note 11.

The Company accounts for these programs under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. Under APB 25 the restricted stock awards are valued based upon fair value at the date of issuance and charged to compensation expense ratably over the vesting period. Prior to the Citigroup Distribution, the restricted stock awards were in Citigroup common stock. The after-tax compensation cost charged to earnings for these restricted stock awards was $17.0 million, $19.4 million and $16.3 million for the years ended December 31, 2002, 2001, and 2000, respectively.

The stock option programs provide for the issuing of stock option awards at an exercise price equal to the market value of the underlying common stock on the date of the grant. Additionally, the Company replacement awards for Citigroup awards issued in conjunction with the Citigroup Distribution were at the intrinsic value of each Citigroup option and the ratio of exercise price per share to the market value per share was not reduced. Accordingly, there has been no employee compensation cost recognized in earnings for the stock option programs.

FAS 123 provides an alternative to APB 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. In 2002, in conjunction with the IPO in March and the Citigroup Distribution in August, the Company’s stock option awards provide for the purchase of the Company’s class A common shares. Prior to 2002 the stock option awards provided for the purchase of Citigroup common stock. The following tables illustrate the pro forma effect on net income (loss) and earnings per share for each period indicated as if the Company applied the fair value recognition provisions of FAS 123 to its employee stock option incentive compensation programs. See note 11 for a description of the method and fair value assumptions used in estimating the fair value of options.

The 2002 pro forma fair value of stock-based employee compensation in the Company’s class A common shares is as follows:

(for the year ended December 31, 2002, in millions)

Net loss, as reported	$(27.0)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (1)	17.0
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects(2)	(96.1)

Net loss, pro forma	$(106.1)

Earnings per share
Basic and diluted – as reported	$(0.03)
Basic and diluted – pro forma	(0.11)

(1)	Restricted stock compensation expense.

(2)	Includes restricted stock compensation expense.

The 2001 and 2000 pro forma fair value of stock–based employee compensation in Citigroup’s common stock is as follows:

(for the year ended December 31, in millions)	2001	2000

Net income, as reported	$1,065.4	$1,312.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	19.4	16.3
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects(2)	(68.1)	(66.9)

Net income, pro forma	$1,016.7	$1,261.6

Earnings per share
Basic and diluted – as reported	$1.39	$1.71
Basic and diluted – pro forma	1.32	1.64

(1)	Restricted stock compensation expense.

(2)	Includes restricted stock compensation expense.

Effective January 1, 2003, the Company adopted the fair value based method of accounting for its employee stock-based compensation plans as defined in FAS 123. FAS 123 indicates that the fair value based method is the preferred method of accounting. The Company has elected to use the prospective recognition transition alternative of FAS 148. Under this alternative only the awards granted, modified or settled after January 1, 2003 will be accounted for in accordance with the fair value method. The Company does not expect the impact of adopting the FAS 123 fair value based method to be significant in 2003.

Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares available during the period. The computation of diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares which are assumed to be issued under the Company’s 2002 Incentive Plan (see note 11). Excluded from the computation of diluted EPS were 38.6 million of potentially dilutive shares related to convertible junior subordinated notes (see note 8) because the contingency conditions for their issuance have not been satisfied. Shares have been adjusted for all periods to give effect to the recapitalization in March 2002, prior to the IPO, whereby the outstanding shares of common stock (1,500 shares) were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in
millions, except per share amounts)	2002	2001	2000

Income before cumulative effect of accounting changes	$215.6	$1,062.2	$1,312.2
Cumulative effect of accounting changes	(242.6)	3.2	–

Net income (loss) available to common shareholders for basic EPS (numerator)	(27.0)	1,065.4	1,312.2
Effect of dilutive securities	–	–	–

Net income (loss) available to common shareholders for diluted EPS (numerator)	$(27.0)	$1,065.4	$1,312.2

Weighted average common shares outstanding applicable to basic EPS (denominator)	949.5	769.0	769.0
Effect of dilutive shares	1.7	–	–

Adjusted weighted average common shares outstanding applicable to diluted EPS (denominator)	951.2	769.0	769.0

Basic and diluted earnings per share
Income before cumulative effect of accounting changes	$0.23	$1.38	$1.71
Cumulative effect of accounting changes	(0.26)	0.01	–

Net income (loss)	$(0.03)	$1.39	$1.71

Derivative Financial Instruments

The Company uses derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company’s insurance subsidiaries do not hold or issue derivative instruments for trading purposes. Beginning January 1, 2001, the Company adopted FAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting are marked to market with the changes in market value reflected in the consolidated statement of income.

Interest rate swaps, equity swaps, credit derivatives, options, forward contracts and financial futures were not significant at December 31, 2002 and 2001. See note 14.

Accounting Standards Not Yet Adopted

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN 46). FIN 46 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. It also applies to interim periods beginning after June 15, 2003 and to variable interest entities acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose in all financial statements issued after January 31, 2003, the nature, purpose, size and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.

At December 31, 2002, the Company held the following investments that, for purposes of FIN 46, will need to be evaluated to determine whether such investments should be consolidated or disclosed as a variable interest entity in the Company’s future financial statements:

•	Real estate partnerships and joint ventures that are accounted for under the equity method of accounting and have a total carrying value of $250.8 million on the consolidated balance sheet; the Company’s unfunded commitments associated with real estate partnerships and joint ventures were $192.2 million.

•	Investment partnerships that are accounted for under the equity method of accounting and have a carrying value of $1.022 billion on the consolidated balance sheet; the Company’s unfunded commitments associated with investment partnerships were $662.4 million.

•	Below investment grade asset-backed securities and commercial mortgage-backed securities that are reported at fair value and have a carrying value of $128.1 million on the consolidated balance sheet.

•	Equity investments that are reported at fair value and have a carrying value of $39.1 million on the balance sheet and private equity investments that are accounted for under the equity method of accounting and have a carrying value of $483.3 million on the balance sheet. The Company’s unfunded commitments associated with private equity investments were $9.7 million.

The Company is currently assessing the impact, if any, that the consolidation provisions of FIN 46 may have on the consolidated financial statements.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock-based compensation plans as defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 123 indicates that the fair value method is the preferable method of accounting. The Company adopted the fair value method prospectively to awards granted or modified after January 1, 2003 as currently required by FAS 123. The Company does not expect the impact of adopting FAS 123 to be significant in 2003.

Asset Retirement Obligations

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. The Company does not expect the impact of this new standard, which will take effect on January 1, 2003, to be significant.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan. In addition, FAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the impact of this new standard to be significant.

Nature of Operations

The Company comprises two business segments: Commercial Lines and Personal Lines. See note 3.

Commercial Lines

Commercial Lines offers a broad array of property and casualty insurance and insurance-related services. Protection is afforded to customers of Commercial Lines for the risks of property loss such as fire and windstorm, financial loss such as business interruption from property damage, liability claims arising from operations and workers’ compensation benefits through insurance products where risk is transferred from the customer to Commercial Lines. Coverages include workers’ compensation, general liability, commercial multi-peril, commercial automobile, property, fidelity and surety, professional liability, and several miscellaneous coverages.

Commercial Lines is organized into five marketing and underwriting groups, each of which focuses on a particular client base or product grouping to provide products and services that specifically address customers’ needs. The Core marketing and underwriting groups include National Accounts, Commercial Accounts and Select Accounts, and Specialty includes Bond and Gulf.

National Accounts provides casualty products to large companies, with particular emphasis on workers’ compensation, general liability and automobile liability. Products are marketed through national and regional brokers. Programs offered by National Accounts include risk management services, such as claims settlement, loss control and risk management information services, which are generally offered in connection with a large deductible or self-insured program, and risk transfer, which is typically provided through a guaranteed cost or retrospectively rated insurance policy. National Accounts also includes the Company’s residual market business, which primarily offers workers’ compensation products and services to the involuntary market.

Commercial Accounts serves primarily mid-sized businesses for casualty products and large, mid-sized and small businesses for property products. Commercial Accounts sells a broad range of property and casualty insurance products, with an emphasis on guaranteed cost products, through a large network of independent agents and brokers. Within Commercial Accounts the Company has a specialty unit which primarily writes coverages for the trucking industry and has dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction. These dedicated operations reflect the Company’s focus on industry specialization.

Select Accounts serves small businesses. Select Accounts’ products are generally guaranteed cost policies, often a packaged product covering property and liability exposures. The products are sold through independent agents.

Bond markets its products to national, mid-sized and small customers as well as individuals, and distributes them through both national and wholesale brokers, and retail agents and regional brokers. Bond’s range of products includes fidelity and surety bonds, excess SIPC, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages.

Gulf markets products to national, mid-sized and small customers, and distributes them through both wholesale brokers and retail agents. Gulf provides a diverse product and program portfolio of specialty insurance lines, with particular emphasis on management and professional liability insurance. Products include various types of directors’ and officers’ insurance, fiduciary, employment practices liability insurance, errors and omissions coverages, and fidelity and commercial crime coverages.

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Core
National Accounts	$734.6	$418.9	$352.3
Commercial Accounts	3,556.1	2,407.1	2,098.9
Select Accounts	1,869.5	1,713.2	1,575.4

Total Core	6,160.2	4,539.2	4,026.6

Specialty
Bond	629.9	590.2	486.5
Gulf	579.4	608.2	517.4

Total Specialty	1,209.3	1,198.4	1,003.9

Total net written premiums	$7,369.5	$5,737.6	$5,030.5

Personal Lines

Personal Lines writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

Personal automobile policies provide coverage for liability to others for both bodily injury and property damage, and for physical damage to an insured’s own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents. Protection against losses to dwellings and contents from a wide variety of perils is included in these policies, as well as coverage for liability arising from ownership or occupancy.

Net written premiums by product line were as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Personal automobile	$2,842.9	$2,590.7	$2,366.3
Homeowners and other	1,732.1	1,517.2	1,446.5

Total net written premiums	$4,575.0	$4,107.9	$3,812.8

Catastrophe Exposure

The Company has geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various natural and man-made events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

The Company also has exposure to significant losses from terrorism, primarily in the commercial property and workers’ compensation lines of business. On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism, committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act (i.e., subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the Program) generally requires that all commercial property/ casualty insurers licensed in the U.S. participate in the Program. The Program became effective upon enactment and terminates on December 31, 2005. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap. The deductible under the Program is 7% for 2003, 10% for 2004, and 15% for 2005. In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year. The Program also contains an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s deductible under this federal program is $570.0 million for 2003 subject to final rules to be established by the U.S. Treasury.

2. ACQUISITIONS AND DISPOSITIONS

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed its previously announced transaction with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included $85.9 million of mandatory convertible preferred stock, $49.7 million of convertible notes and $3.6 million of common equity, representing a 24% ownership interest, on a fully diluted basis. The dividend rate on the preferred stock is 6.0%. The interest rate on the notes is 6.0% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively, Trident) invested $125.0 million, and a group of approximately 75 senior employees of Gulf invested $14.2 million. Fifty percent of the CIRI senior employees’ investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors. Gulf’s results, net of minority interest, are included in the Commercial Lines segment.

On October 1, 2001, the Company paid $329.5 million to Citigroup for The Northland Company and its subsidiaries and Associates Lloyds Insurance Company. These entities had a combined net book value of $572.1 million. The excess of this net book value over the purchase price was reflected as a contribution to the Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company, with a net book value of $356.5 million, was contributed to the Company. These acquisitions were accounted for as transfers of net assets between entities under common control. The prior period financial statements were not restated due to immateriality.

In the third quarter of 2000, the Company purchased the renewal rights to a portion of Reliance Group Holdings, Inc.’s commercial lines middle-market book of business. The Company also acquired the renewal rights to Frontier Insurance Group, Inc.’s environmental, excess and surplus lines casualty businesses and certain classes of surety business. The final purchase price for these transactions, which was dependent on the level of business renewed by the Company, was approximately $26.2 million.

On May 31, 2000, the Company completed the acquisition of the surety business of Reliance Group Holdings, Inc. (Reliance Surety) for $580.0 million. In connection with the acquisition, the Company entered into a reinsurance arrangement for pre-existing business, and the resulting net cash outlay for this transaction was approximately $278.4 million. This transaction included the acquisition of an intangible asset of approximately $450.0 million, which is being amortized over 15 years. The results of operations and the assets and liabilities acquired from Reliance Surety are included in the financial statements beginning June 1, 2000. This acquisition was accounted for as a purchase.

During April 2000, TPC completed a cash tender offer to purchase all of the outstanding shares of TIGHI that it did not already own at a price of $41.95 per share. The total cost of the shares acquired was approximately $2.413 billion and generated goodwill of approximately $1.006 billion. The goodwill represents the excess of the cost of the acquired shares over the minority interest liability recorded by TPC. In conjunction with the purchase of TIGHI’s outstanding shares, TPC entered into a note agreement with Citigroup to borrow up to a maximum of $2.600 billion.

3. SEGMENT INFORMATION

The Company comprises two reportable business segments: Commercial Lines and Personal Lines. See note 1 – Nature of Operations for a discussion of the Commercial Lines and Personal Lines segments.

The accounting policies used to generate the following segment data are the same as those described in the summary of significant accounting policies in note 1. The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments were not significant.

			Total
	Commercial	Personal	Reportable
(at and for the year ended December 31, in millions)	Lines	Lines	Segments

2002
Revenues
Premiums	$6,801.2	$4,354.1	$11,155.3
Net investment income	1,495.3	384.7	1,880.0
Fee income	454.9	–	454.9
Realized investment gains (losses)	190.1	(43.8)	146.3
Recoveries from former affiliate	520.0	–	520.0
Other revenues	32.1	80.1	112.2

Total revenues	$9,493.6	$4,775.1	$14,268.7

Amortization and depreciation	$1,112.2	$739.4	$1,851.6
Federal income taxes (benefit)	(543.3)	127.0	(416.3)
Operating income (loss)	(125.8)	346.9	221.1
Assets	54,782.8	8,842.5	63,625.3

2001
Revenues
Premiums	$5,447.0	$3,963.9	$9,410.9
Net investment income	1,616.3	410.2	2,026.5
Fee income	347.4	–	347.4
Realized investment gains	319.1	6.3	325.4
Other revenues	41.4	73.3	114.7

Total revenues	$7,771.2	$4,453.7	$12,224.9

Amortization and depreciation	$954.0	$695.3	$1,649.3
Federal income taxes	302.6	97.0	399.6
Operating income	752.2	241.0	993.2
Assets	48,234.7	8,369.3	56,604.0

2000
Revenues
Premiums	$4,746.8	$3,715.4	$8,462.2
Net investment income	1,713.2	446.1	2,159.3
Fee income	312.4	–	312.4
Realized investment gains (losses)	47.1	(0.6)	46.5
Other revenues	16.1	70.8	86.9

Total revenues	$6,835.6	$4,231.7	$11,067.3

Amortization and depreciation	$749.5	$637.3	$1,386.8
Federal income taxes	444.3	156.6	600.9
Operating income	1,189.3	360.5	1,549.8
Assets	45,166.2	7,961.1	53,127.3

Operating income is reflected net of tax and excludes realized investment gains (losses), restructuring charges, the cumulative effect of changes in accounting principles and TPC minority interest in 2000.

Business Segment Reconciliations

(at and for the year ended December 31, in millions)	2002	2001	2000

Revenue reconciliation
Total revenues for reportable segments	$14,268.7	$12,224.9	$11,067.3
Other revenues	1.0	5.6	3.7

Total consolidated revenues	$14,269.7	$12,230.5	$11,071.0

Income reconciliation, net of tax
Total operating income for reportable segments	$221.1	$993.2	$1,549.8
Other operating loss(1)	(102.9)	(137.5)	(208.1)
Realized investment gains	99.0	209.9	30.6
Cumulative effect of changes in accounting principles	(242.6)	3.2	–
Restructuring charge	(1.6)	(3.4)	–
Minority interest	–	–	(60.1)

Total consolidated net income (loss)	$(27.0)	$1,065.4	$1,312.2

Asset reconciliation
Total assets for reportable segments	$63,625.3	$56,604.0	$53,127.3
Other assets(2)	512.2	1,173.8	723.1

Total consolidated assets	$64,137.5	$57,777.8	$53,850.4

(1)	The primary component of the other operating loss is after-tax interest expense of $99.6 million, $133.2 million and $192.1 million in 2002, 2001 and 2000, respectively.

(2)	Other assets consists primarily of a receivable under the Citigroup indemnification agreement in 2002, goodwill in 2002, 2001 and 2000 and the investment in CitiInsurance in 2001 and 2000.

Enterprise-Wide Disclosures

The Company generally does not accumulate revenues by product; therefore, it would be impracticable to provide revenues from external customers for each product.

Revenues from internal customers, foreign revenues and foreign assets are not significant. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

4. INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized			Fair
(at December 2002, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities – CMOs and pass-through securities	$8,595.4	$346.6	$1.5	$8,940.5
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,034.8	62.0	–	1,096.8
Obligations of states, municipalities and political subdivisions	12,664.4	631.9	10.3	13,286.0
Debt securities issued by foreign governments	258.2	19.9	1.7	276.4
All other corporate bonds	6,093.9	342.8	245.8	6,190.9
Redeemable preferred stock	231.1	5.6	24.1	212.6

Total	$28,877.8	$1,408.8	$283.4	$30,003.2

		Gross Unrealized
	Amortized			Fair
(at December 2001, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities – CMOs and pass-through securities	$5,558.9	$106.5	$56.6	$5,608.8
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,361.4	36.9	15.2	1,383.1
Obligations of states, municipalities and political subdivisions	10,842.6	240.7	73.6	11,009.7
Debt securities issued by foreign governments	592.7	29.7	4.4	618.0
All other corporate bonds	6,917.4	256.0	125.1	7,048.3
Redeemable preferred stock	187.5	6.8	11.5	182.8

Total	$25,460.5	$676.6	$286.4	$25,850.7

The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(at December 31, 2002, in millions)	Cost	Value

Due in one year or less	$580.6	$591.8
Due after 1 year through 5 years	3,355.4	3,458.6
Due after 5 years through 10 years	6,090.7	6,299.1
Due after 10 years	10,255.7	10,713.2

	20,282.4	21,062.7
Mortgage-backed securities	8,595.4	8,940.5

Total	$28,877.8	$30,003.2

The Company makes investments in collateralized mortgage obligations (CMOs). CMOs typically have high credit quality, offer good liquidity, and provide a significant advantage in yield and total return compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. This drives the investment process to generally favor prepayment protected CMO tranches including planned amortization classes and last cash flow tranches. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

At December 31, 2002 and 2001, the Company held CMOs classified as available for sale with a fair value of $4.120 billion and $3.345 billion, respectively. Approximately 58% and 54% of the Company’s CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2002 and 2001, respectively. In addition, the Company held $4.815 billion and $2.273 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2002 and 2001, respectively. Virtually all of these securities are rated Aaa.

The Company engages in securities lending agreements whereby certain securities from its portfolio are loaned to other institutions for short periods of time. The Company generally receives cash collateral from the borrower, equal to at least the market value of the loaned securities plus accrued interest, and reinvests it in a short-term investment pool. See note 16. The loaned securities remain a recorded asset of the Company, however, the Company records a liability for the amount of the collateral held, representing its obligation to return the collateral related to these loaned securities, and reports that liability as part of other liabilities in the consolidated balance sheet. At December 31, 2002 and 2001, the Company held collateral of $597.9 million and $1.002 billion, respectively.

At December 31, 2002 and 2001, TPC’s insurance subsidiaries had $2.052 billion and $1.668 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory authorities.

Proceeds from sales of fixed maturities classified as available for sale were $14.699 billion, $14.469 billion and $12.507 billion in 2002, 2001 and 2000, respectively. Gross gains of $570.9 million, $599.3 million and $267.2 million and gross losses of $148.4 million, $158.6 million and $273.4 million, respectively, were realized on those sales.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross
		Unrealized
				Fair
(at December 31, 2002, in millions)	Cost	Gains	Losses	Value

Common stocks	$57.4	$4.0	$11.3	$50.1
Nonredeemable preferred stocks	804.5	24.6	27.7	801.4

Total	$861.9	$28.6	$39.0	$851.5

(at December 31, 2001, in millions)

Common stocks	$65.7	$5.0	$15.9	$54.8
Nonredeemable preferred stocks	914.7	29.0	14.5	929.2

Total	$980.4	$34.0	$30.4	$984.0

Proceeds from sales of equity securities were $127.2 million, $469.7 million and $2.355 billion in 2002, 2001 and 2000, respectively, resulting in gross realized gains of $18.1 million, $61.1 million and $154.3 million and gross realized losses of $13.7 million, $33.4 million and $74.1 million, respectively.

Mortgage Loans

Aggregate annual maturities on mortgage loans are $35.8 million, $28.3 million, $9.0 million, $15.8 million, $40.0 million and $129.0 million for 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter, respectively. There are no mortgage loans that are past due.

Underperforming mortgage loans, which include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market, were not significant at December 31, 2002 and 2001.

Concentrations

At December 31, 2002 and 2001, the Company had concentrations of credit risk in tax-exempt investments of the State of Texas of $1.386 billion and $1.187 billion, respectively, and of the State of New York of $1.269 billion and $1.027 billion, respectively.

Prior to the Citigroup Distribution, the Company participated in a short-term investment pool maintained by a former affiliate. See note 16.

Included in fixed maturities are below investment grade assets totaling $1.945 billion and $1.748 billion at December 31, 2002 and 2001, respectively. The Company defines its below investment grade assets as those securities rated “Ba1” or lower by external rating agencies, or the equivalent by internal analysts when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

The Company monitors creditworthiness of counterparties to all financial instruments by using controls that include credit approvals, limits and other monitoring procedures. Collateral for fixed maturities often includes pledges of assets, including stock and other assets, guarantees and letters of credit.

Net Investment Income

(for the year ended December 31, in millions)	2002	2001	2000

Gross investment income
Fixed maturities	$1,629.8	$1,657.3	$1,708.3
Mortgage loans	26.8	28.3	57.9
Other, including trading	280.6	394.6	435.9

	1,937.2	2,080.2	2,202.1
Investment expenses	56.7	46.2	40.5

Net investment income	$1,880.5	$2,034.0	$2,161.6

Realized and Unrealized Investment Gains (Losses)

Net realized investment gains (losses) for the periods were as follows:

(for the year ended December 31, in millions)	2002	2001	2000

Realized investment gains (losses)
Fixed maturities	$167.5	$331.0	$(16.8)
Equity securities	(4.1)	(8.1)	59.9
Mortgage loans	–	–	9.8
Real estate held for sale	–	–	12.6
Other	(16.7)	(.4)	(18.5)

	146.7	322.5	47.0
Related taxes	47.7	112.6	16.4

Net realized investment gains	$99.0	$209.9	$30.6

Included in net realized investment gains were impairment charges related to other than temporary declines in value of $284.1 million, $146.2 million and $30.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2002	2001	2000

Change in unrealized investments gains (losses)
Fixed maturities	$735.6	$(279.0)	$1,074.8
Equity securities	(14.0)	47.0	(138.4)

	721.6	(232.0)	936.4
Related taxes	249.4	(81.1)	327.8
Change in minority interest	3.2	–	(30.8)

Change in unrealized gains (losses) on investment securities	475.4	(150.9)	577.8
Balance, beginning of year	256.2	407.1	(170.7)

Balance, end of year	$731.6	$256.2	$407.1

5. REINSURANCE

The Company participates in reinsurance in order to limit losses, minimize exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. In addition, the Company assumes 100% of the workers’ compensation premiums written by the Accident Department of its former affiliate, The Travelers Insurance Company (TIC). The Company is also a member of and participates as a servicing carrier for several pools and associations.

Reinsurance is placed on both a quota-share and excess of loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer, except for cases involving a novation.

A summary of reinsurance financial data reflected within the consolidated statement of income is presented below:

(for the year ended December 31, in millions)	2002	2001	2000

Written premiums
Direct	$13,468.3	$10,995.3	$9,762.5
Assumed from:
Formerly affiliated companies	82.9	143.7	196.9
Non-affiliated companies	524.0	529.4	689.0
Ceded to:
Formerly affiliated companies	(118.4)	(120.0)	(105.0)
Non-affiliated companies	(2,012.3)	(1,702.9)	(1,700.1)

Total net written premiums	$11,944.5	$9,845.5	$8,843.3

Earned premiums
Direct	$12,525.1	$10,460.1	$9,356.9
Assumed from:
Formerly affiliated companies	109.3	181.1	218.2
Non-affiliated companies	562.1	596.0	646.7
Ceded to:
Formerly affiliated companies	(116.1)	(113.0)	(100.2)
Non-affiliated companies	(1,925.1)	(1,713.3)	(1,659.4)

Total net earned premiums	$11,155.3	$9,410.9	$8,462.2

Percentage of amount assumed to net earned	6.0%	8.3%	10.2%

Ceded claims incurred	$2,111.6	$1,844.5	$1,248.0

Reinsurance recoverables, net of valuation allowance, include amounts recoverable on unpaid and paid claims and were as follows:

(at December 31, in millions)	2002	2001

Pools and associations	$2,094.9	$2,082.0
Structured settlements:
Non-affiliated companies	1,563.9	1,573.8
Formerly affiliated companies:
Property-casualty business	810.4	824.7
Accident and health business	107.6	120.1
Other:
Non-affiliated companies	6,398.8	6,445.5
Formerly affiliated companies	1.9	1.2

Total reinsurance recoverables	$10,977.5	$11,047.3

In 1996, Lloyd’s of London (Lloyd’s) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). Amounts recoverable from unaffiliated insurers at December 31, 2002 and 2001 include $296.5 million and $247.9 million, respectively, recoverable from Equitas. The outcome of the restructuring of Lloyd’s is uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. It is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company’s results of operations in a future period. However, in the opinion of the Company’s management, it is not likely that the outcome could have a material adverse effect on the Company’s financial condition or liquidity.

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, and other relevant factors. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off and charged against the allowance for estimated uncollectible reinsurance recoverables. Any subsequent collections of amounts previously written off are reported as part of underwriting results.

The allowance for estimated uncollectible reinsurance recoverables was $329.1 million and $286.2 million at December 31, 2002 and 2001, respectively.

6. INSURANCE CLAIMS RESERVES

Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2002	2001

Property-casualty	$33,628.4	$30,616.5
Accident and health	107.6	120.1

Total	$33,736.0	$30,736.6

The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2002	2001	2000

Claims and claim adjustment expense reserves at beginning of year	$30,616.5	$28,312.0	$28,853.3
Less reinsurance recoverables on unpaid losses	10,419.2	8,878.1	8,870.6

Net balance at beginning of year	20,197.3	19,433.9	19,982.7

Provision for claims and claim adjustment expenses for claims arising in the current year	7,872.1	7,600.6	6,508.9
Estimated claims and claim adjustment expenses for claims arising in prior years	3,031.0	(41.0)	(247.0)
Acquisitions	–	622.7	–

Total increases	10,903.1	8,182.3	6,261.9

Claims and claim adjustment expense payments for claims arising in:
Current year	2,814.3	3,044.9	2,728.7
Prior years	5,018.0	4,374.0	4,082.0

Total payments	7,832.3	7,418.9	6,810.7

Net balance at end of year	23,268.1	20,197.3	19,433.9
Plus reinsurance recoverables on unpaid losses	10,360.3	10,419.2	8,878.1

Claims and claim adjustment expense reserves at end of year	$33,628.4	$30,616.5	$28,312.0

The increase in the claims and claim adjustment expense reserves in 2002 from 2001 was primarily due to the strengthening of the Company’s asbestos reserves, principally in connection with the Company’s asbestos reserve study completed in fourth quarter 2002. Partially offsetting the above were net payments of $578.0 million in 2002 for asbestos, environmental and cumulative injury claims.

The increase in the claims and claim adjustment expense reserves in 2001 from 2000 was primarily due to the additional reserves recorded as part of the acquisition and contribution of certain affiliates (see note 2), and the impact of the terrorist attack on September 11th, 2001. Partially offsetting the above were net payments of $426.6 million in 2001 for asbestos, environmental and cumulative injury claims.

In 2002, estimated claims and claim adjustment expenses for claims arising in prior years was a net unfavorable development of $3.031 billion. This included $3.132 billion of net unfavorable development which impacted results of operations primarily due to unfavorable development of $2.945 billion related to asbestos. Claims arising in prior years for 2002 also included unfavorable development of $150.1 million related to environmental claims and favorable development of $100.1 million related to CIOTA claims. In addition, estimated claims and claim adjustment expenses for claims arising in prior years included net unfavorable development, primarily related to certain Commercial Lines coverages, predominantly in assumed reinsurance specialty businesses, partially offset by favorable development in Commercial Lines workers’ compensation and Personal Lines automobile. In 2002, estimated claims and claim adjustment expenses for claims arising in prior years included $71.2 million of net favorable loss development on Commercial Lines loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations. For each of the years ended December 31, 2002, 2001 and 2000, changes in allocations between policy years of unallocated loss adjustment expenses, pursuant to regulatory reporting requirements, are included in claims and claim adjustment expenses for claims arising in prior years and did not impact results of operations.

In 2001, estimated claims and claim adjustment expenses for claims arising in prior years was a net favorable development of $41.0 million which included $14.4 million of net favorable development which impacted results of operations, primarily related to certain Commercial Lines coverages. The $14.4 million includes favorable development in commercial multi-peril and other claim adjustment expenses partially offset by unfavorable development in general liability, commercial auto liability and specialty businesses. Included in the net unfavorable development in Commercial Lines general liability was $188.8 million for asbestos claims and $45.7 million for environmental claims partly reduced by favorable development of $44.9 million for CIOTA claims. In addition, estimated claims and claim adjustment expenses for claims arising in prior years included net favorable loss development of $43.0 million on Commercial Lines loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

In 2000, estimated claims and claim adjustment expenses for claims arising in prior years was a net favorable development of $247.0 million which included $76.1 million of net favorable development which impacted results of operations, primarily relating to certain Commercial Lines coverages, predominantly in the commercial multi-peril line of business, and in certain Personal Lines coverages, predominantly personal umbrella coverages. Included in the $76.1 million net favorable development was the impact of unfavorable development of $50.0 million for asbestos claims, $64.4 million for environmental claims and $15.9 million for CIOTA claims. In 2000, Commercial Lines experienced favorable loss development of $53.4 million on loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

The claims and claim adjustment expense reserves included $3.790 billion and $1.216 billion for asbestos and environmental-related claims, net of reinsurance, at December 31, 2002 and 2001, respectively.

It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below.

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the exposure presented by each policyholder on policyholder-by-policyholder basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and related claim adjustment expense is determined for each policyholder by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

With respect to its asbestos exposures, the Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. Losses paid have increased in 2002 compared to prior years. There has been an acceleration in recent quarters in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For 2002, approximately 54% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net losses paid were $361.1 million for 2002 compared to $174.8 million for 2001 reflective of the items described above.

At December 31, 2002, asbestos reserves were $3.404 billion, an increase of $2.584 billion compared to $820.4 million as of December 31, 2001. Net incurred losses and loss adjustment expenses were $2.945 billion for 2002 compared to $188.8 million for 2001. This charge was partially offset by an after tax benefit of $520.0 million, included in revenues, related to recoveries from full utilization of the Citigroup indemnification agreement. The increase in reserves is based on the Company’s analysis of asbestos claims and litigation trends. As part of a periodic, ground-up study of asbestos reserves, the Company studied the implications of these and other significant developments, with special attention to major asbestos defendants and non-products claims alleging that the Company’s coverage obligations are not subject to aggregate limits. In addition, Company management expanded its historical methodology in response to recent trends. This included further categorization of policyholders, conducting a detailed examination of recent claim activity from policyholders reporting claims for the first time, and conducting a detailed review of past settlements.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any, for each policyholder on a quarterly basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves.

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2002 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, which may result in the estimates being subject to revision as new information becomes available. These include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

In March 2002, Citigroup entered into an agreement under which it provided the Company with financial support for asbestos claims and related litigation, in any year that the Company’s insurance subsidiaries record asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002, the Company recorded $2.945 billion of asbestos incurred losses, net of reinsurance, and accordingly has fully utilized the total benefit available under the agreement.

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations and financial condition in future periods.

In August 2002, the Company entered into a settlement agreement with Shook & Fletcher Insulation Co. (Shook) settling coverage litigation under insurance policies, which the Company issued to Shook. After payments made in the fourth quarter of 2002 under this settlement, the remaining obligations are valued at approximately $99.2 million (after reinsurance and discounting).

In May 2002, the Company agreed with approximately three dozen other insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. While there remain a number of contingencies, including the final execution of documents, court approval and possible appeals, the Company believes that the completion of the settlement pursuant to the terms announced in May 2002 is likely based upon substantial progress in negotiations during the fourth quarter of 2002. The Company’s single payment contribution to the proposed settlement, expected in June 2004, is approximately $388.8 million after reinsurance.

7. TERRORIST ATTACK ON SEPTEMBER 11TH

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

8. DEBT

Notes payable to former affiliates were as follows:

(at December 31, in millions)	2002	2001

3.60% Note due 2003 under line of credit	$500.0	$500.0
Floating rate loan under line of credit	200.0	–
Floating rate note payable	–	1,197.7

Total	$700.0	$1,697.7

On April 13, 2001, TIGHI entered into a $500.0 million revolving line of credit agreement (the line of credit) with Citigroup, which expires in December 2006. On April 16, 2001, TIGHI borrowed $275.0 million on the line of credit. Proceeds from this borrowing together with $225.0 million of commercial paper proceeds were used to pay the $500.0 million 6.75% long-term note payable, which was due on April 16, 2001. On November 8, 2001, TIGHI borrowed another $225.0 million under the line of credit. The proceeds were used to pay off maturing commercial paper. The maturity for all $500.0 million borrowed under this line was extended to November 7, 2003, and the interest rate was fixed at 3.60%. The weighted average interest rate for the line of credit was 3.60% and 3.82% for 2002 and 2001, respectively.

TIGHI has an additional $250.0 million revolving line of credit from Citigroup. TIGHI pays a commitment fee to Citigroup for this line of credit, which expires in 2006. This agreement became effective on December 19, 2001 and replaced a previous facility with a syndicate of banks. Borrowings under this line of credit carry a variable interest rate based upon LIBOR plus 50 basis points. During December 2002, the Company borrowed $250.0 million and subsequently repaid $50.0 million under this line of credit. At December 31, 2002, borrowings outstanding under this line of credit were $200.0 million, and the weighted average interest rate for these borrowings was 1.92% for 2002.

At December 31, 2001, TPC had a note payable to Citigroup in the amount of $1.198 billion, in conjunction with the purchase of TIGHI’s outstanding shares in April 2000 (see note 2). On February 7, 2002, this note payable was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was prepaid following the offerings.

Long-term debt and convertible notes payable outstanding were as follows:

(at December 31, in millions)	2002	2001

Promissory Note due 2004	$550.0	$–
6.75% Notes due 2006	150.0	150.0
7.81% Note various due dates through 2011	27.0	30.0
7.75% Notes due 2026	200.0	200.0
Convertible junior subordinated notes payable due 2032	892.5	–
Convertible notes payable due 2032	49.7	–

	1,869.2	380.0
Debt issuance costs	25.5	.2

Total	$1,843.7	$379.8

At December 31, 2000, TPC had a note payable to Citigroup, which had a principal balance outstanding of $287.0 million. Interest accrued at a rate of 5.06%, compounded semi-annually. On March 29, 2001, this note was repaid in its entirety, plus accrued interest.

In February 2002, TPC paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. This note would have begun to accrue interest from December 31, 2002 on any outstanding balance at the floating rate of the base rate of Citibank, N.A., New York City plus 2.0%. On December 31, 2002, this note was repaid in its entirety.

In February 2002, TPC also paid a dividend of $3.700 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. This note would have begun to bear interest from May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

In March 2002, TPC paid a dividend of $395.0 million to Citigroup in the form of a note payable, which would have begun to bear interest after May 9, 2002 at a rate of 6.0% per annum. This note was prepaid following the offerings.

In March 2002, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes, which will mature on April 15, 2032, unless earlier redeemed, repurchased or converted. Interest is payable quarterly in arrears. TPC has the option to defer interest payments on the notes for a period not exceeding 20 consecutive interest periods nor beyond the maturity of the notes. During a deferral period, the amount of interest due to holders of the notes will continue to accumulate, and such deferred interest payments will themselves accrue interest. Deferral of any interest can create certain restrictions for TPC.

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

On or after April 18, 2007, the notes may be redeemed at TPC’s option. TPC is not required to make mandatory redemption or sinking fund payments with respect to the notes.

The notes are general unsecured obligations and are subordinated in right of payment to all existing and future Senior Indebtedness. The notes are also effectively subordinated to all existing and future indebtedness and other liabilities of any of TPC’s current or future subsidiaries.

During May 2002, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. TPC is deemed to have no independent assets or operations except for its wholly-owned subsidiary TIGHI. Consolidated financial statements of TIGHI have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of TIGHI debt. The guarantees pertain to the $150.0 million 6.75% Notes due 2006 and the $200.0 million 7.75% Notes due 2026 included in long-term debt and the $900.0 million of TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI (TIGHI Securities). TIGHI has the right, at any time, to defer distributions on the TIGHI Securities for a period not exceeding 20 consecutive quarterly interest periods (though such distributions would continue to accrue interest during any such extended payment period). TIGHI cannot pay dividends during such deferments.

In August 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company, issued $49.7 million aggregate principal amount of 6.0% convertible notes (the CIRI Notes) which will mature on December 31, 2032 unless earlier redeemed or repurchased (see note 2). Interest on the CIRI Notes is payable quarterly in arrears. The CIRI Notes are convertible as a whole and not in part into shares of CIRI common stock at the option of the holders of 66 2/3% of the aggregate principal amount of the notes, in the event of an Initial Public Offering (IPO) or change of control of CIRI. At any time after the earlier of (a) December 31, 2010 or (b) an IPO by CIRI, the notes may be redeemed by CIRI.

CIRI also issued $85.9 million of mandatory convertible preferred stock during August 2002 (see note 2). The declaration and payment of dividends to holders of CIRI’s convertible preferred stock will be at the discretion of the CIRI Board of Directors and if declared, paid on a cumulative basis for each share of convertible preferred stock at an annual rate of 6% of the stated value per share of the convertible preferred stock. Dividends of $2.2 million were declared and paid during 2002.

In December 2002, TPC entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a promissory note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, TPC issued $550.0 million of Floating Rate Notes due in February 2004. The proceeds from these notes were used to repay the Promissory Note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum and are callable by the Company after August 5, 2003.

TPC’s primary source of funds for debt service is dividends from subsidiaries, which are subject to various restrictions. See note 10.

9. FEDERAL INCOME TAXES

(for the year ended December 31, in millions)	2002	2001	2000

Effective tax rate
Income (loss) before federal income taxes, minority interest and cumulative effect of changes in accounting principles	$(259.8)	$1,389.0	$1,863.6
Statutory tax rate	35.0%	35.0%	35.0%

Expected federal income taxes (benefit)	(90.9)	486.2	652.3
Tax effect of:
Nontaxable investment income	(180.1)	(169.2)	(166.3)
Recoveries under Citigroup Indemnification Agreement .	(182.0)	–	–
Other, net	(23.5)	9.8	5.3

Federal income taxes (benefit)	$(476.5)	$326.8	$491.3

Effective tax rate	(183.4)%	23.5%	26.4%

Composition of federal income taxes
Current expense:
United States	$109.0	$310.6	$307.3
Foreign	3.3	5.1	17.3

Total	112.3	315.7	324.6

Deferred expense:
United States	(588.5)	11.0	167.2
Foreign	(.3)	.1	(.5)

Total	(588.8)	11.1	166.7

Federal income tax expense (benefit)	$(476.5)	$326.8	$491.3

Additional tax benefits attributable to employee stock plans allocated directly to shareholders’ equity were $2.6 million, $.3 million and $.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The current federal income tax payable at December 31, 2002 and 2001 was $179.5 million and $155.3 million, respectively.

The net deferred tax assets comprise the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2002	2001

Deferred tax assets
Claims and claim adjustment expense reserves	$923.4	$944.6
Net operating loss carryforward	486.5	–
Unearned premium reserves	388.2	323.4
Employee benefits	74.6	135.7
Insurance-related assessments	45.1	51.6
Acquisition-related reserves	–	32.6
Other	145.4	173.2

Total	2,063.2	1,661.1

Deferred tax liabilities
Deferred acquisition costs	304.4	268.4
Investments	261.0	144.7
Other	50.7	65.6

Total	616.1	478.7

Net deferred tax asset	$1,447.1	$1,182.4

For the period ending March 27, 2002, the Company is included in the consolidated federal income tax return filed by Citigroup. Citigroup allocates federal income taxes to its subsidiaries on a separate return basis adjusted for credits and other amounts required by the consolidation process. Any resulting liability is paid currently to Citigroup. Any credits for losses will be paid by Citigroup currently to the extent that such credits are for tax benefits that have been utilized in the consolidated federal income tax return.

In the event that the consolidated return develops an alternative minimum tax (AMT), each company with an AMT on a separate company basis will be allocated a portion of the consolidated AMT. Settlement of the AMT will be made in the same manner and timing as the regular tax.

As of March 28, 2002, as a result of the IPO, the Company is no longer included in the Citigroup consolidated federal income tax return. As of that date, the Company began filing its own consolidated federal income tax return.

The Company has a net operating loss carryforward of $1.390 billion as of December 31, 2002, which expires December 31, 2022. Under terms of the tax sharing agreement with Citigroup, the Company is entitled to carry operating losses back to prior years upon receiving Citigroup’s consent. These years have sufficient taxable income to utilize the entire operating loss carryback. If the carryback is approved, the Company’s deferred tax asset would be reduced by $486.5 million with an offset to the current federal income tax payable.

In the opinion of the Company’s management, realization of the recognized deferred tax asset of $1.447 billion is more likely than not based on expectations as to the Company’s future taxable income. Excluding the effect of the asbestos reserve increase in 2002 (see note 6), the Company has reported pretax financial statement income of $1.848 billion on average over the last three years and has generated federal taxable income exceeding $1.071 billion on average in each year during the same period. Projections of taxable income for 2003 are in excess of the December 31, 2002 net operating loss carryforward of $1.390 billion.

10.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY

Mandatorily Redeemable Securities of Subsidiary Trusts

TIGHI formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements. The financial structure of each of Travelers P&C Capital I and Travelers P&C Capital II (the subsidiary trusts) at December 31, 2002 and 2001 was as follows:

	Travelers P&C	Travelers P&C
	Capital I	Capital II

Trust Securities (TIGHI Securities)
Issuance date	April 1996	May 1996
Securities issued	32,000,000	4,000,000
Liquidation preference per security	$25	$25
Liquidation value (in millions)	$800.0	$100.0
Coupon rate	8.08%	8.00%
Distributions payable	Quarterly	Quarterly
Distributions guaranteed by(1)	TIGHI	TIGHI
Common Securities issued to TIGHI	989,720	123,720

Junior Subordinated Debentures (TIGHI Debentures)
Amount owned (in millions)	$825.0	$103.0
Coupon rate	8.08%	8.00%
Interest payable	Quarterly	Quarterly
Maturity date	April 30, 2036	May 15, 2036
Redeemable by issuer on or after	April 30, 2001	May 15, 2001

(1)	Under the arrangements, taken as a whole, payments due are fully and unconditionally guaranteed on a subordinated basis.

The subsidiary trusts will use the proceeds from any redemption of TIGHI Securities to redeem a like amount of TIGHI Debentures.

The obligations of TIGHI with respect to the TIGHI Debentures, when considered together with certain undertakings of TIGHI with respect to the subsidiary trusts, constitute full and unconditional guarantees by TIGHI of the subsidiary trusts’ obligations under the respective TIGHI Securities. The TIGHI Securities are classified in the consolidated balance sheet as “TIGHI-obligated mandatory redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI” at their liquidation value of $900.0 million. TIGHI has the right, at any time, to defer payments of interest on the TIGHI Debentures and consequently the distributions on the TIGHI Securities and common securities would be deferred (though such distributions would continue to accrue with interest thereon since interest would accrue on the TIGHI Debentures during any such extended interest payment period). TIGHI cannot pay dividends on its common stock during such deferments. Distributions on the TIGHI Securities have been classified as interest expense in the consolidated statement of income.

Common Stock

TPC’s common stock consists of class A and class B common stock. On all matters submitted to vote of the TPC shareholders, holders of class A and class B common stock are entitled to one and seven votes per share, respectively.

On March 21, 2002, TPC sold approximately 231.0 million shares of its class A common stock in a public offering for net proceeds of $4.090 billion. See note 1.

On January 23, 2003, the Company, through its Capital Accumulation Program (CAP), issued 1,943,627 shares of class A common stock in the form of restricted stock to participating officers and other key employees. The fair market value per share of the class A common stock was $16.18. The restricted stock generally vests after a three-year period. See note 11.

Rights Plan

In 2002, prior to the Company’s IPO, the Company’s Board of Directors adopted a shareholder rights plan as a result of which each outstanding share of the Company’s class A common stock and class B common stock carries with it the right to acquire one-thousandth of a share in a new series of the Company’s preferred stock designated as series A junior participating preferred stock. These Rights trade with the Company’s common stock and will expire on March 20, 2012, unless the Rights are earlier redeemed. Such Rights are not presently exercisable and have no voting power.

Ten business days after the announcement that a person is making a tender or exchange offer for 15% or more of the Company’s general voting power or acquires 15% or more of the Company’s general voting power (other than as a result of repurchases of stock by the Company or through inadvertence by certain shareholders that subsequently divest all excess shares as set forth in the rights agreement), the Rights detach from the common stock and become freely tradable and exercisable, entitling a holder to purchase one-thousandth of a share in the Company’s series A junior participating preferred stock at $77.50, subject to adjustment.

If a person becomes the beneficial owner of 15% or more of the Company’s general voting power, each Right will entitle its holder to purchase $155 market value of the Company’s common stock for $77.50. If the Company subsequently merges with another entity or transfers 50% or more of its assets, cash flow or earnings power to another entity, each Right will entitle its holder to purchase $155 market value of such other entity’s common stock for $77.50. The Company may redeem the Rights, at its option, at $0.01 per Right, prior to any person acquiring beneficial ownership of at least 15% of the Company’s common stock. The shareholder rights plan is designed primarily to encourage anyone seeking to acquire the Company to negotiate with the Board of Directors.

Treasury Stock

During September 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B common stock may be made from time to time through September 2004 in the open market, and it is expected that funding for the program will principally come from operating cash flow. There were no shares repurchased under this plan in 2002.

The Company’s stock incentive plan provides settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. At December 31, 2002, TPC had purchased $3.7 million of its common stock under this plan.

The Company also has a commitment in conjunction with the Citigroup Distribution, for which it prepaid $15.1 million, to acquire class A and class B common stock Distribution shares held by the Citigroup Capital Accumulation Program (CAP) upon forfeiture of plan participants. See note 11. This commitment expires over three years upon vesting of the Citigroup CAP participants. At December 31, 2002, TPC had acquired $1.3 million of its common stock pursuant to this arrangement.

Shares acquired under these plans are authorized and unissued and are reported as treasury stock in the consolidated balance sheet.

Dividends

TPC’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $727.7 million will be available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. However, the payment of a portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. See note 1.

Statutory Net Income and Surplus

Statutory net income (loss) of TPC’s insurance subsidiaries was ($973.6) million, $1.090 billion and $1.368 billion for the years ended December 31, 2002, 2001 and 2000, respectively. Statutory capital and surplus of TPC’s insurance subsidiaries was $7.287 billion and $7.687 billion at December 31, 2002 and 2001, respectively. Effective January 1, 2001, the Company began preparing its statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual subject to any deviations prescribed or permitted by its domiciliary insurance commissioner (see note 1, Summary of Significant Accounting Policies, Permitted Statutory Accounting Practices). The impact of this change was an increase to the statutory capital and surplus of the TPC’s insurance subsidiaries of approximately $350.0 million. In addition, the acquisition of The Northland Company and Associates Lloyds Insurance Company and the contribution of Associates Insurance Company (see note 2) increased the statutory capital and surplus of TPC’s insurance subsidiaries by approximately $340.0 million as of December 31, 2001.

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

	Net			Accumulated
	Unrealized			Other
	Gains	Minimum		Changes in
	(Losses) on	Pension		Equity from
	Investment	Liability		Nonowner
(at and for the year ended December 31, in millions)	Securities	Adjustment	Other(1)	Sources

Balance, December 31, 1999	$(170.7)	$–	$(.3)	$(171.0)
Net unrealized gains on investment securities, net of tax of $372.7	606.8	–	–	606.8
Less: Reclassification adjustment for net realized gains included in net income, net of tax of ($14.1)	(29.0)	–	–	(29.0)
Other, net of tax of ($1.1)	–	–	(6.1)	(6.1)

Current period change	577.8	–	(6.1)	571.7

Balance, December 31, 2000	407.1	–	(6.4)	400.7
Net unrealized gains on investment securities obtained as part of affiliate acquisition, net of tax of $11.7	21.1	–	–	21.1
Net unrealized gains on investment securities, net of tax of $20.2	37.9	–	–	37.9
Less: Reclassification adjustment for net realized gains included in net income, net of tax of ($113.0)	(209.9)	–	–	(209.9)
Other, net of tax of ($6.7)	–	–	(8.4)	(8.4)

Current period change	(150.9)	–	(8.4)	(159.3)

Balance, December 31, 2001	256.2	–	(14.8)	241.4
Net unrealized gains on investment securities, net of tax of $297.1	574.4	–	–	574.4
Less: Reclassification adjustment for net realized gains included in net income, net of tax of ($47.7)(2)	(99.0)	–	–	(99.0)
Minimum pension liability adjustment, net of tax of ($36.7)	–	(68.3)	–	(68.3)
Other, net of tax of $9.7	–	–	8.1	8.1

Current period change	475.4	(68.3)	8.1	415.2

Balance, December 31, 2002	$731.6	$(68.3)	$(6.7)	$656.6

(1)	Includes foreign currency translation adjustments, hedged futures contracts and the cumulative effect of the change in accounting for derivative instruments and hedging activities.

(2)	Certain equity investments were reclassified to other investments at December 31, 2002. See note 1. As a result of this change, the realized gains/(losses) from these investments are reported in net income beginning in 2002.

11. INCENTIVE PLANS

The Company’s Board of Directors, in connection with the IPO, adopted the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the 2002 Incentive Plan). The 2002 Incentive Plan permits grants of stock options, restricted stock and other stock-based awards. The purposes of the 2002 Incentive Plan are to attract and retain employees by providing compensation opportunities that are competitive with other companies, provide incentives to those employees who contribute significantly to the Company’s long-term performance and growth, and align employees’ long-term financial interest with those of the Company’s shareholders. The maximum number of shares of class A common stock that may be issued pursuant to awards granted under the 2002 Incentive Plan is 120.0 million shares.

The Company’s Board of Directors, in connection with the IPO, also adopted the Travelers Property Casualty Corp. Compensation Plan for Non-Employee Directors (the Directors Plan). Under the Directors Plan, the directors receive their annual fees in the form of Company common stock. Each director may choose to receive a portion of their fees in cash to pay taxes. Directors may also defer receipt of shares of class A common stock to a future distribution date or upon termination of their service. The shares of class A common stock issued under the Directors Plan come from the 2002 Incentive Plan.

Stock Option Programs

The Company has established stock option programs pursuant to the 2002 Incentive Plan: the Management stock option program and the Wealthbuilder stock option program (see also Restricted Stock Program below). The Management stock option program provides for the granting of stock options to officers and key employees of the Company and its participating subsidiaries. The Wealthbuilder stock option program provides for the granting of stock options to all employees meeting certain requirements. The exercise price of options is equal to the fair market value of the Company’s class A common stock at the time of grant. Generally, options may be exercised for a period of ten years from the date of grant, vest 20% each year over a five-year period and are exercisable only if the optionee is employed by the Company, and for certain periods after employment termination, depending on the cause of termination. The Management stock option program also permits an employee exercising an option to be granted a new option (a reload option) in an amount equal to the number of shares of class A common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option. The reload options are granted at an exercise price equal to the fair market value of the class A common stock on the date of grant, are exercisable for the remaining term of the related original option, and vest six months after the grant date. The reload feature is not available for initial option grants after January 23, 2003. The Wealthbuilder stock option program does not contain a reload feature.

Prior to the IPO, the Company participated in various stock option plans sponsored by its former affiliate, Citigroup, that provided for the granting of stock options in Citigroup common stock to officers and key employees, and, in the case of certain stock option programs, to all employees meeting specific requirements.

On August 20, 2002, in connection with the Citigroup Distribution, Citigroup stock option awards held by Company employees on that date under Citigroup’s various stock option plans were cancelled and replaced with stock option awards (replacement awards) to purchase the Company’s class A common stock under the Company’s own incentive plan. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. The total number of the Company’s class A common stock subject to the replacement awards was 56.9 million shares of which 24.6 million shares were then exercisable. The number of shares of the Company’s class A common stock to which the replacement options relate and the per share exercise price of the replacement options were determined so that:

•	the intrinsic value of each Citigroup option, which was the difference between the closing price of Citigroup’s common stock on August 20, 2002 and the exercise price of the Citigroup options, was preserved in each replacement option for the Company’s class A common stock; and

•	the ratio of the exercise price of the replacement option to the closing price of the Company’s class A common stock on August 20, 2002, immediately after the Citigroup Distribution, was the same as the ratio of the exercise price of the Citigroup option to the price of Citigroup common stock immediately before the Citigroup Distribution.

Information with respect to stock option activity under the Company’s stock option plans for the year ended December 31, 2002 is as follows:

		Weighted
		Average
	Options	Exercise Price

Outstanding, January 1, 2002	–	$–
Granted:
Replacement awards	56,894,116	17.29
Original	21,643,341	18.22
Reload	264,595	13.77
Exercised	(1,186,383)	8.54
Forfeited	(1,500,419)	19.84

Outstanding, December 31, 2002	76,115,250	$17.63

The following table summarizes the information about stock options outstanding under the Company’s stock option plans at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life Remaining	Price	Exercisable	Price

$ 0.01 – $ 4.99	2,279,909	2.7 years	$3.99	2,277,419	$3.99

$ 5.00 – $ 9.99	26,489	3.4 years	7.90	25,659	7.85

$10.00 – $14.99	23,240,238	5.4 years	11.72	14,980,804	11.63

$15.00 – $19.99	24,085,515	8.9 years	18.09	1,980,742	16.87

$20.00 – $24.99	15,978,375	6.6 years	22.15	8,648,533	22.52

$25.00 – $29.99	10,504,724	7.0 years	25.75	4,054,375	26.03

	76,115,250	6.9 years	$17.63	31,967,532	$16.18

Restricted Stock Program

The Company, through its Capital Accumulation Program (CAP) established pursuant to the 2002 Incentive Plan, issues shares of the Company’s common stock in the form of restricted stock awards to eligible officers and key employees. Certain CAP participants may elect to receive part of their awards in restricted stock and part in stock options. The number of shares included in the restricted stock award is calculated at a 25% discount from the market price at the time of the award and generally vest in full after a three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period.

Prior to the IPO, the Company participated in Citigroup’s Capital Accumulation Plan (Citigroup CAP) that provided for the issuance of shares of Citigroup common stock in the form of restricted stock awards to eligible officers and other key employees with substantially the same terms as the Company’s 2002 CAP.

On August 20, 2002, in connection with the Citigroup Distribution, the unvested outstanding awards of restricted stock and deferred shares held by Company employees on that date under Citigroup CAP awards, were cancelled and replaced by awards comprised primarily of 3.1 million newly issued shares of class A common stock at a total market value of $53.3 million based on the closing price of the class A common stock on August 20, 2002. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. The value of these newly issued shares along with class A and class B common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards.

In addition, the Directors Plan allows deferred receipt of shares of class A common stock (deferred stock) to a future distribution date or upon termination of their service. The after-tax compensation cost associated with this plan was not significant in 2002.

Prior to the Citigroup Distribution on August 20, 2002, unearned compensation expense associated with the Citigroup restricted common stock grants was included in other assets in the consolidated balance sheet. Following the Citigroup Distribution and the issuance of replacement stock awards in the Company’s class A and class B shares on August 20, 2002, the unamortized unearned compensation expense associated with these awards is included as unearned compensation as a separate component of equity in the consolidated balance sheet. Unearned compensation expense is recognized as a charge to income ratably over the vesting period.

The after-tax compensation cost charged to earnings for these restricted stock awards was $17.0 million, $19.4 million and $16.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Information with respect to restricted stock awards is as follows:

2002

New shares granted in 2002	–
Replacement grants at August 20, 2002	3,311,551
Weighted average fair market value per share at August 20, 2002	$17.31

401(k) Savings Plan

On August 20, 2002, in connection with the Citigroup Distribution, the Company established a 401(k) savings plan under which substantially all employees are eligible to participate. The Company matches employee contributions up to 3% of eligible pay but not more than $1,500 annually. The expense related to this plan was $17.0 million for the year ended December 31, 2002. Prior to the IPO and the Citigroup Distribution, substantially all the Company employees were eligible to participate in a 401(k) savings plan sponsored by Citigroup, for which there was no Company matching contribution for substantially all employees.

Stock Option Fair Value Information

The fair value effect of stock options reported in note 1, Stock-Based Compensation, is derived by application of a variation of the Black-Scholes option pricing model.

The significant assumptions used during the year in estimating the fair value on the date of the grant for original options and reload options granted in 2002 and for replacement awards issued August 20, 2002 to Company employees who held Citigroup stock option awards on that date were as follows:

2002

Expected life of stock options	4 years
Expected volatility of TPC stock(1)	36.8%
Risk-free interest rate	3.17%
Expected annual dividend per TPC share	$0.20
Expected annual forfeiture rate	5%

(1)	The expected volatility is based on the average volatility of an industry peer group of entities because the Company only became publicly traded in March 2002.

In accordance with FAS 123, the exchange of options in conjunction with a spinoff is considered a modification and therefore the modification guidance was applied to the replacement awards issued on August 20, 2002. For vested replacement options, any excess of the fair value of the modified options issued over the fair value of the original options at the date of exchange was recognized as additional compensation cost. For nonvested replacement options, any excess of the fair value of the modified options issued over the fair value of the original options at the date of exchange is added to the remaining unrecognized compensation cost of the original option and recognized over the remaining vesting period.

Also under FAS 123 reload options are treated as separate grants from the original grants and as a result are separately valued when granted. Reload options are exercisable for the remaining term of the related original option and therefore would generally have a shorter estimated life. Shares received through option exercises under the reload program are subject to restriction on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of reload options granted to reflect these sales restrictions.

Awards issued prior to 2002 were granted in Citigroup stock options. The fair value effect of stock options reported in note 1, Stock-Based Compensation, for 2001 and 2000 applied assumptions underlying the Citigroup stock option plan. The significant assumptions used for prior years in estimating the fair values for Citigroup stock options were as follows:

	2001	2000

Expected life of stock options	3 years	3 years
Expected volatility of Citigroup stock	38.6%	41.5%
Risk-free interest rate	4.52%	6.23%
Expected annual dividend per Citigroup share	$0.92	$0.78
Expected annual forfeiture rate	5%	5%

All original and reload stock options granted under the TPC stock option programs had an exercise price equal to the market value of the Company’s class A common stock on the date of the grant. The replacement awards granted on August 20, 2002 retained the intrinsic value of the awards immediately prior to conversion and therefore the exercise price either exceeded the market value or was less than the market value on August 20, 2002. The following table presents the weighted average exercise price and weighted average grant date fair value information with respect to these grants:

			Weighted
		Weighted	Average
	Options	Average	Grant Date
	Granted	Exercise Price	Fair Value

Original awards 2002
Exercise price equal to market at grant	21,907,936	$18.16	$5.84
Exercise price exceeds market at grant	–	–	–
Exercise price less than market at grant	–	–	–
Replacement awards
Exercise price equal to market at grant	–	–	–
Exercise price exceeds market at grant	27,704,096	$23.45	$3.14
Exercise price less than market at grant	29,190,020	$11.43	$7.28

Total granted	78,802,052	$17.53	$5.42

12.	PENSION PLANS AND RETIREMENT BENEFITS

Beginning August 20, 2002, TPC sponsors qualified and nonqualified non-contributory defined benefit pension plans covering substantially all employees. These plans provide benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final pay formula. TPC also provides postretirement health and life insurance benefits for employees satisfying certain age and service requirements who retire after the Citigroup Distribution. Prior to the Citigroup Distribution, substantially similar benefits were provided to TPC employees through plans sponsored by Citigroup.

Under agreements with Citigroup, TPC assumed liabilities for nonqualified pension, postretirement health care and life insurance benefit liabilities related to active Company plan participants as of August 20, 2002. The initial projected benefit obligation of the Company’s nonqualified pension plan at August 20, 2002 was $21.3 million. Because Citigroup assumed liabilities for the same benefits for retired or inactive plan participants, the Company transferred short-term securities of $171.1 million and recorded a payable of $13.5 million in 2002 to Citigroup affiliated companies, and reduced other liabilities and deferred taxes by $284.0 million and $99.4 million, respectively, related to retired or inactive employees, pending final agreements on the amounts. Final agreement on settlement amounts was reached and an additional $2.2 million is expected to be paid to Citigroup during the first quarter of 2003.

In addition, the Company assumed liabilities for qualified pension plan benefits for active Company employees. As a result, assets and liabilities for qualified pension plan benefits relating to active, but not retired or inactive, plan participants were transferred from the Citigroup qualified pension plan to the Company’s newly established qualified pension plan. The initial projected benefit obligation of the Company’s qualified pension plan at August 20, 2002 was $445.0 million. Assets of $390.0 million were transferred from the Citigroup pension plan to the Company’s pension plan in 2002 and were invested primarily in a Standard & Poors stock index fund and in a Lehman Brothers Aggregate bond index fund at December 31, 2002. A final asset transfer is expected in the first quarter of 2003.

The following tables summarize the funded status and amounts recognized in the consolidated balance sheet for TPC’s plans.

		Postretirement
(in millions)	Pension Plans	Benefit Plans

Change in benefit obligation
Benefit obligation at August 20, 2002	$466.3	$14.2
Benefits earned	11.1	.1
Interest cost on benefit obligation	11.5	.4
Actuarial loss	17.0	.8
Benefits paid	(3.3)	(.1)

Benefit obligation at December 31, 2002	$502.6	$15.4

Change in plan assets
Fair value of plan assets at August 20, 2002	$429.3	$–
Actual return on plan assets	(16.3)	–
Company contributions	.3	.1
Benefits paid	(3.3)	(.1)

Fair value of plan assets at December 31, 2002	$410.0	$–

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of plan	$(92.6)	$(15.4)
Unrecognized:
Prior service cost	(42.9)	(.2)
Net actuarial loss	168.3	3.7

Net amount recognized	$32.8	$(11.9)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$49.0	$–
Accrued benefit liability	(121.2)	(11.9)
Accumulated other comprehensive income	105.0	–

Net amount recognized	$32.8	$(11.9)

For the pension plans, the aggregate projected benefit obligation and the aggregate accumulated benefit obligation were $502.6 million and $482.2 million, respectively, at December 31, 2002.

The principal assumptions used in determining pension and postretirement benefit obligation are shown in the following table:

(at December 31, 2002)

Discount rate	6.75%
Expected long-term rate of return on assets	8.0%
Future compensation increase rate	4.5%
Health care cost increase rate (ultimate rate):
Following year	10.0%
Decreasing to the year 2008	5.0%

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation as of December 31, 2002 by $.8 million and the aggregate of the service and interest cost components of 2002 net postretirement benefit expense by less than $.1 million. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation as of December 31, 2002 by $.7 million and the aggregate of the service and interest cost components of 2002 net postretirement benefit expense by less than $.1 million.

The following table summarizes the components of net benefit expense recognized in the consolidated statement of income for TPC’s plans for the period August 20, 2002 through December 31, 2002.

		Postretirement
(in millions)	Pension Plans	Benefit Plans

Service cost	$11.1	$.1
Interest cost on benefit obligation	11.5	.4
Expected return on plan assets	(14.0)	–
Amortization of unrecognized:
Prior service cost	(2.1)	.1
Net actuarial loss	2.1	–

Net benefit expense	$8.6	$.6

Prior to the Citigroup Distribution, the Company participated in noncontributory defined benefit pension plans and a postretirement health care and life insurance benefit plan sponsored by Citigroup. The Company’s share of net expense (credit) related to these plans was $(3.9) million for January 1, 2002 through August 20, 2002, $11.7 million for 2001, and $14.5 million for 2000.

13. LEASES

Prior to the Citigroup Distribution, most leasing functions for TPC and its subsidiaries were administered by the Company. Rent expense related to these leases was shared by a former affiliate and the Company on a cost allocation method based generally on estimated usage by department. See note 16. In conjunction with the Citigroup Distribution, the Company purchased certain properties from Citigroup. See note 1. Rent expense was $123.3 million, $121.0 million and $113.3 million in 2002, 2001 and 2000, respectively.

Future minimum annual rentals under noncancellable operating leases are $84.5 million, $64.7 million, $49.3 million, $36.5 million, $25.7 million and $40.7 million for 2003, 2004, 2005, 2006, 2007 and 2008 and thereafter, respectively. Future sublease rental income of approximately $4.9 million will partially offset these commitments.

14.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Financial Instruments

The Company uses derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, financial futures and forward contracts, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company’s insurance subsidiaries do not hold or issue derivatives for trading purposes.

Beginning January 1, 2001, the Company adopted FAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives.

To qualify as a hedge, the hedge relationship is designated and formally documented at inception detailing the particular risk management objective and strategy for the hedge, which includes the item and risk that is being hedged, the derivative that is being used, as well as how effectiveness is being assessed. A derivative has to be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged.

For fair value hedges, changes in the fair value of derivatives are reflected in realized investment gains (losses), together with changes in the fair value of the related hedged item. The Company did not utilize fair value hedges during the years ended December 31, 2002 and 2001.

For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in the earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At December 31, 2002, the Company expects to include realized investment losses of approximately $.1 million in earnings over the next twelve months for these cash flow hedges. To the extent these derivatives are not effective, changes in their fair value are immediately included in realized investment gains (losses). The Company’s cash flow hedges primarily include hedges of floating rate available-for-sale securities and certain forecasted transactions up to a maximum tenure of one year. While the earnings impact of cash flow hedges are similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the years ended December 31, 2002 and 2001, the amount included in the foreign currency translation adjustment in equity from nonowner sources was an $8.5 million gain and $3.2 million loss. The ineffective portion is reflected in realized investment gains (losses).

Derivatives that are either hedging instruments that are not designated or do not qualify as hedges under the new rules are also carried at fair value with changes in value reflected in realized investment gains (losses). The Company has certain foreign currency forward contracts, which are not designated as hedges at December 31, 2002 and 2001.

The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in realized investment gains (losses). During the year ended December 31, 2002, the Company realized a gain of $3.8 million from hedge ineffectiveness. During the year ended December 31, 2001, there was no hedge ineffectiveness.

For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources, and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued or a forecasted transaction is not expected to occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in realized investment gains (losses). During the year ended December 31, 2002, the Company recognized a $4.9 million gain from discontinued forecasted transactions. During the year ended December 31, 2001, there were no such discontinued forecasted transactions.

The Company also purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in realized investment gains (losses). The Company bifurcates an embedded derivative where: a) the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, b) the entire instrument would not otherwise be remeasured at fair value, and c) a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133. Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities.

Fair Value of Financial Instruments

The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and, therefore, are not included in the amounts discussed.

At December 31, 2002 and 2001, investments in fixed maturities had a fair value, which equaled carrying value, of $30.003 billion and $25.851 billion, respectively. The fair value of investments in fixed maturities for which a quoted market price or dealer quote are not available was

$892.5 million and $789.9 million at December 31, 2002 and 2001, respectively. See note 1.

The carrying values of cash, trading securities, short-term securities, mortgage loans, investment income accrued, receivables for investment sales, payables for investment purchases and securities lending payable approximated their fair values. See notes 1 and 4.

At December 31, 2002 and 2001, the carrying value of $700.0 million and $1.698 billion, respectively, of the notes payable to former affiliates approximated their fair value. Fair value is based upon discounted cash flows.

At December 31, 2002, long-term debt had a carrying value and a fair value of $926.2 million and $971.7 million, respectively. At December 31, 2001, long-term debt had a carrying value of $379.8 million, which approximated its fair value. At December 31, 2002, the convertible junior subordinated notes payable had a carrying value and a fair value of $867.8 million and $797.9 million, respectively. The convertible notes payable had a carrying value of $49.7 million, which approximated its fair value. Fair value is based upon bid price at December 31, 2002 and 2001. At December 31, 2002 and 2001, the TIGHI Debentures had a carrying value of $900.0 million, which approximated their fair value. Fair value is based upon the closing price at December 31, 2002 and 2001.

The carrying values of $607.5 million and $392.7 million of financial instruments classified as other assets approximated their fair values at December 31, 2002 and 2001, respectively. The carrying values of $2.272 billion and $2.556 billion of financial instruments classified as other liabilities at December 31, 2002 and 2001, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These commitments were $864.3 million and $1.025 billion at December 31, 2002 and 2001, respectively.

Litigation

The Company is involved in numerous lawsuits, other than asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

For asbestos and environmental claims matters see note 6.

16.	RELATED PARTY TRANSACTIONS

Prior to the Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactively to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $47.2 million for the period from April 1, 2002 through December 31, 2002. Either party may terminate the agreement effective on the end of a month upon 90 days prior notice. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, were not significant to the Company’s results of operations or financial condition.

For a period of two years following the Citigroup Distribution, the Company has the right of first offer to provide Citigroup property and casualty coverage that it does not currently provide to it and Citigroup has the right of first offer to provide the Company any financial service it does not currently provide to the Company, at market rates, terms and conditions at the time of the offer. Neither party is required to purchase the services at rates, terms or conditions less favorable than those offered by any third party at the time of the offer.

Prior to the Citigroup Distribution, a former affiliate maintained a short-term investment pool in which the Company participated. The positions of each company participating in the pool were calculated and adjusted daily. At December 31, 2001, the total of the pool and the Company’s share of the pool were $5.632 billion and $2.406 billion, respectively. Subsequent to the Citigroup Distribution, the former affiliate, which provides investment and advisory services to the Company (see note 1), established a separate investment pool for the Company.

Included in revenues in the consolidated statement of income (loss) is $520.0 million from the Citigroup indemnification agreement in 2002. At December 31, 2002, other assets in the consolidated balance sheet include a $360.6 million receivable under the Citigroup indemnification agreement. See note 6.

In conjunction with the purchase of TIGHI’s outstanding shares in April 2000, TPC borrowed $2.2 billion pursuant to a note agreement with Citigroup. At December 31, 2001 the outstanding balance of the note payable to Citigroup was $1.198 billion. This note was prepaid following the offerings. Interest expense included in the consolidated statement of income was $5.5 million, $79.2 million and $112.7 million in 2002, 2001 and 2000, respectively. See notes 2 and 8.

The Company had notes payable to Citigroup of $700.0 million and $500.0 million at December 31, 2002 and 2001, respectively. Interest expense included in the consolidated statement of income was $18.1 million and $8.7 million in 2002 and 2001, respectively. See note 8.

At December 31, 2000, the Company had a note payable to Citigroup of $287.0 million. This was repaid during 2001. Interest expense included in the consolidated statement of income was $3.5 million and $48.8 million in 2001 and 2000, respectively. See note 8.

On October 1, 2001, the Company paid $329.5 million to Citigroup for The Northland Company and its subsidiaries and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company, with a net book value of $356.5 million, was contributed to the Company. See note 2.

At December 31, 2002 and 2001, the Company had $60.2 million and $102.0 million, respectively, of securities pledged as collateral to Citigroup to support a letter of credit facility for certain of the Company’s surety customers.

In the ordinary course of business, the Company purchases and sells securities through formerly affiliated broker-dealers. These transactions are conducted on an arm’s-length basis. Commissions are not paid for the purchase and sale of debt securities. In addition, Citigroup performs investment banking and advisory services for the Company. Citigroup was the underwriter of the offerings and received underwriting discounts and commissions of approximately $90.0 million.

The Company participates in reinsurance agreements with TIC, a former affiliate. See note 5.

The Company purchases annuities from former affiliates to settle certain claims. Through 2004, the Company has agreed to use TIC as the most preferred provider of annuities, as long as Citigroup maintains competitive ratings and its products are competitively priced. Reinsurance recoverables at December 31, 2002 and 2001 included $810.4 million and $824.7 million, respectively, related to these annuities.

17.	NONCASH FINANCING AND INVESTING ACTIVITIES

In 2002, TPC paid dividends of $5.095 billion to Citigroup in the form of notes payable. These notes were all repaid during 2002. See notes 1 and 8. On October 3, 2001, the capital stock of Associates Insurance Company, with a net book value of $356.5 million, was contributed to the Company. See note 2. There were no significant noncash financing or investing activities for the year ended December 31, 2000.

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2002	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$3,232.7	$3,319.8	$3,563.9	$4,153.3	$14,269.7
Total expenses	2,778.4	2,884.6	3,224.3	5,642.2	14,529.5

Income (loss) before federal income taxes, cumulative effect of change in accounting principles and minority interest	454.3	435.2	339.6	(1,488.9)	(259.8)
Federal income taxes (benefit)	109.6	103.2	6.0	(695.3)	(476.5)
Minority interest, net of tax	–	–	1.3	(.2)	1.1

Income (loss) before cumulative effect of change in accounting principles	344.7	332.0	332.3	(793.4)	215.6
Cumulative effect of change in accounting for goodwill and other intangible assets, net of tax	(242.6)	–	–	–	(242.6)

Net income (loss)	$102.1	$332.0	$332.3	$(793.4)	$(27.0)

Basic and diluted earnings per share(1)
Income before cumulative effect of change in accounting principles	$0.43	$0.33	$0.33	$(0.79)	$0.23
Cumulative effect of change in accounting principles	(0.30)	–	–	–	(0.26)

Net income (loss)	$0.13	$0.33	$0.33	$(0.79)	$(0.03)

2001	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$3,058.1	$2,983.0	$3,012.5	$3,176.9	$12,230.5
Total expenses	2,389.9	2,513.3	3,165.1	2,773.2	10,841.5

Income (loss) before federal income taxes and cumulative effect of changes in accounting principles	668.2	469.7	(152.6)	403.7	1,389.0
Federal income taxes (benefit)	194.1	125.0	(92.7)	100.4	326.8

Income (loss) before cumulative effect of changes in accounting principles	474.1	344.7	(59.9)	303.3	1,062.2
Cumulative effect of change in accounting for:
Derivative instruments and hedging activities, net of tax	4.5	–	–	–	4.5
Securitized financial assets, net of tax	–	(1.3)	–	–	(1.3)

Net income (loss)	$478.6	$343.4	$(59.9)	$303.3	$1,065.4

Basic and diluted earnings per share(1)
Income before cumulative effect of changes in accounting principles	$0.61	$0.45	$(0.08)	$0.39	$1.38
Cumulative effect of changes in accounting principles	0.01	–	–	–	0.01

Net income (loss)	$0.62	$0.45	$(0.08)	$0.39	$1.39

(1)	Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding the directors of the Company is set forth under the caption “Item 1 – Election Of Directors – The Class I Nominees – Directors Continuing In Office” in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on April 24, 2003, filed or to be filed with the Securities and Exchange Commission within 120 days after the Company’s 2002 fiscal year end (the “Proxy Statement”), and is incorporated herein by reference. The information required by this item regarding executive officers is set forth in Item 1, “Business – Other Information – Executive Officers of the Company” herein. Information required by this item regarding Section 16 reporting compliance is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption “Executive Compensation” in the Proxy Statement, (except for the information under the caption “Report on Executive Compensation by the Compensation and Governance Committee”), and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the captions “About the Annual Meeting - does any single shareholder control as much as 5% of any class of Travelers stock?” and “Stock Ownership” and “Item 2 – Approval and Adoption Of The Travelers Property Casualty Corp. 2002 Stock Incentive Plan” in the Proxy Statement, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the caption “Certain Relationships And Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14.	CONTROLS AND PROCEDURES

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Robert I. Lipp, Chairman and Chief Executive Officer of the Company, and Jay S. Benet, Chief Financial Officer of the Company, have evaluated the Company’s disclosure controls and procedures within ninety days of the filing of this Form 10-K. Based on their evaluations, Messrs. Lipp and Benet have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and Forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls after the date of their evaluations. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of the report:

(1)	Financial Statements. See Index to Consolidated Financial Statements on page 64 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 110 hereof.

(3)	Exhibits:

See Exhibit Index on pages 120-122 hereof.

(b)	Reports on Form 8-K:

On October 17, 2002, the Company filed a Current Report on Form 8-K, dated October 17, 2002, reporting under Item 5 thereof the results of the Company’s operations for the quarter ended September 30, 2002, and certain other selected financial data.

No other reports on Form 8-K were filed during the 2002 fourth quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2003.

TRAVELERS PROPERTY CASUALTY CORP.
(Registrant)

By:	/s/ ROBERT I. LIPP

Robert I. Lipp, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March, 2003.

Signature	Title

/s/ ROBERT I. LIPP Robert I. Lipp	Chief Executive Officer (Principal Executive Officer), and Chairman of the Board

/s/ JAY S. BENET Jay S. Benet	Chief Financial Officer (Principal Financial Officer)

/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Chief Accounting Officer (Principal Accounting Officer)

/s/ HOWARD P. BERKOWITZ Howard P. Berkowitz	Director

/s/ KENNETH J. BIALKIN Kenneth J. Bialkin	Director

/s/ CHARLES J. CLARKE Charles J. Clarke	President and Director

/s/ LESLIE B. DISHAROON Leslie B. Disharoon	Director

/s/ MERYL D. HARTZBAND Meryl D. Hartzband	Director

/s/ CLARENCE OTIS, JR. Clarence Otis, Jr.	Director

/s/ JEFFREY M. PEEK Jeffrey M. Peek	Director

Signature	Title

/s/ NANCY A. ROSEMAN Nancy A. Roseman	Director

/s/ CHARLES W. SCHARF Charles W. Scharf	Director

/s/ FRANK J. TASCO Frank J. Tasco	Director

/s/ LAURIE J. THOMSEN Laurie J. Thomsen	Director

CERTIFICATION

          I, Robert I. Lipp, certify that:

1.	I have reviewed this annual report on Form 10-K of Travelers Property Casualty Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ ROBERT I. LIPP

Robert I. Lipp
Chief Executive Officer

CERTIFICATION

    I, Jay S. Benet, certify that:

1.	I have reviewed this annual report on Form 10-K of Travelers Property Casualty Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ JAY S. BENET

Jay S. Benet
Chief Financial Officer

Index to Consolidated Financial Statements and Schedules

Page

Independent Auditors’ Report	*
Consolidated Statement of Income (Loss) for the years ended December 31, 2002, 2001 and 2000	*
Consolidated Balance Sheet at December 31, 2002 and 2001	*
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000	*
Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000	*
Notes to Consolidated Financial Statements	*
Schedules:
Schedule II – Condensed Financial Information of Registrant (Parent Company Only)	112
Schedule III – Supplementary Insurance Information	117
Schedule V – Valuation and Qualifying Accounts	118
Schedule VI – Supplementary Information Concerning Property-Casualty Insurance Operations	119

*	See index on page 64.

Independent Auditors’ Report

The Board of Directors and Shareholders

Travelers Property Casualty Corp.:

Under date of January 23, 2003, we reported on the consolidated balance sheets of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/ KPMG LLP

Hartford, Connecticut

January 23, 2003

SCHEDULE II

TRAVELERS PROPERTY CASUALTY CORP.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

CONDENSED STATEMENT OF INCOME (LOSS)

For the year ended December 31,	2002	2001	2000

Revenues
Net investment income	$4.8	$2.5	$1.4
Realized investment gains (losses)	(.3)	19.0	9.1
Recoveries from former affiliate	520.0	–	–
Other revenues	–	–	.3

Total revenues	524.5	21.5	10.8

Expenses
Interest	36.9	82.7	161.4
Other	81.1	5.9	4.5

Total expenses	118.0	88.6	165.9

Income (loss) before federal income tax benefit and equity in net income of subsidiaries	406.5	(67.1)	(155.1)
Federal income tax benefit	44.8	22.2	53.3

Income (loss) before equity in net income of subsidiaries	451.3	(44.9)	(101.8)
Equity in net income (loss) of subsidiaries, net of minority interest	(478.3)	1,110.3	1,414.0

Net income (loss)	$(27.0)	$1,065.4	$1,312.2

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

SCHEDULE II

TRAVELERS PROPERTY CASUALTY CORP.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

CONDENSED BALANCE SHEET

At December 31,	2002	2001

Assets
Short-term securities	$8.9	$152.4
Investment in subsidiaries at equity	11,142.1	11,152.5
Receivable from former affiliate	360.6	418.4
Goodwill	155.0	155.0
Other assets	133.6	40.5

Total assets	$11,800.2	$11,918.8

Liabilities
Notes payable to former affiliates	$–	$1,197.7
Long-term debt	549.5	–
Convertible junior subordinated notes payable	867.8	–
Other liabilities	245.6	34.8

Total liabilities	1,662.9	1,232.5

Shareholders’ equity
Common stock:
Class A, $.01 par value, 1.5 billion shares authorized, 504.2 million and 269.0 million issued and outstanding at December 31, 2002 and 2001, respectively	5.0	2.7
Class B, $.01 par value, 1.5 billion shares authorized, 500.0 million issued and outstanding	5.0	5.0
Additional paid-in capital	8,618.4	4,433.0
Retained earnings	880.5	6,004.2
Accumulated other changes in equity from nonowner sources	656.6	241.4
Treasury stock, at cost (338,068 and 0)	(4.9)	–
Unearned compensation	(23.3)	–

Total shareholders’ equity	10,137.3	10,686.3

Total liabilities and shareholders’ equity	$11,800.2	$11,918.8

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

SCHEDULE II

TRAVELERS PROPERTY CASUALTY CORP.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(In millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$(27.0)	$1,065.4	$1,312.2
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income (loss) of subsidiaries	478.3	(1,110.3)	(1,414.0)
Dividends received from consolidated subsidiaries	60.0	1,100.0	1,226.0
Deferred federal income tax benefit (expense)	(92.8)	29.0	2.7
Federal income taxes receivable (payable)	(5.8)	26.5	(28.4)
Other	99.5	87.2	(228.4)

Net cash provided by operating activities	512.2	1,197.8	870.1

Cash flows from investing activities
Tender offer of minority interest shareholders’	–	–	(2,398.6)
Short-term securities, (purchases) sales, net	143.5	(114.7)	(36.3)
Other investments, net	402.6	–	(1.0)

Net cash provided by (used in) investing activities	546.1	(114.7)	(2,435.9)

Cash flows from financing activities
Issuance of convertible notes, net	867.2	–	–
Issuance of long-term debt	549.4	–	–
Issuance of notes payable to former affiliate	–	–	2,391.3
Payment of notes payable to former affiliate	(6,299.0)	(1,040.0)	(1,687.7)
Initial public offering	4,089.5	–	–
Treasury stock acquired	(3.7)	–	–
Receipts from former subsidiaries, net	157.5	474.9	859.2
Dividends to former affiliate	(157.5)	(526.0)	–
Transfer of employee benefit obligations to former affiliates	(172.4)	–	–
Transfer of lease obligations to former affiliate	(87.8)	–	–
Return of capital from former subsidiaries	–	8.0	3.0

Net cash provided by (used in) financing activities	(1,056.8)	(1,083.1)	1,565.8

Net increase in cash	1.5	–	–
Cash at beginning of period	–	–	–

Cash at end of period	$1.5	$–	$–

Supplemental disclosure of cash flow information
Cash received during the period for taxes	$24.1	$88.4	$29.4
Cash paid during the period for interest	$22.1	$10.5	$20.6

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes to the condensed financial information of Registrant.

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. GENERAL

The condensed financial statements include the accounts of Travelers Property Casualty Corp. (TPC) and, on an equity basis, its subsidiaries and should be read in conjunction with the consolidated financial statements and notes thereto. Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation.

TPC was reorganized in connection with its initial public offering (IPO) in March 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC’s financial statements have been adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company (TIC) and its subsidiaries (U.S. life insurance operations), certain other wholly-owned non-insurance subsidiaries of TPC and substantially all of TPC’s assets and certain liabilities not related to the property casualty business.

In March 2002, TPC issued 231 million shares of its class A common stock in an IPO, representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. (together with its consolidated subsidiaries, Citigroup) beneficially owned all of the 500 million shares of TPC’s outstanding class B common stock, each share of which is entitled to seven votes, and 269 million shares of TPC’s class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the Offerings. During the first quarter of 2002, TPC paid three dividends of $1.000 billion, $3.700 billion and $395.0 million, aggregating $5.095 billion, which were each in the form of notes payable to Citigroup. On December 31, 2002, the $1.000 billion note was repaid in its entirety. The proceeds of the offerings were used to prepay the $395.0 million note and substantially prepay the $3.700 billion note.

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2002, Citigroup was a holder of 9.95% of TPC’s common equity and 9.98% of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution is tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

2. DEBT

Long-term debt outstanding was as follows:

		Debt
	Face	Issuance
(at December 31, 2002, in millions)	Value	Costs	Total

Promissory Note due 2004	$550.0	$.5	$549.5
Convertible junior subordinated notes payable due 2032	892.5	24.7	867.8

Total	$1,442.5	$25.2	$1,417.3

At December 31, 2001, TPC had a note payable to Citigroup in the amount of $1.198 billion, in conjunction with the purchase of TIGHI’s outstanding shares in April 2000 (see note 2). On February 7, 2002, this note payable was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was prepaid following the offerings.

At December 31, 2000, TPC had a note payable to Citigroup, which had a principal balance outstanding of $287.0 million. Interest accrued at a rate of 5.06%, compounded semi-annually. On March 29, 2001, this note was repaid in its entirety, plus accrued interest.

In February 2002, TPC paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. This note would have begun to accrue interest from December 31, 2002 on any outstanding balance at the floating rate of the base rate of Citibank, N.A., New York City plus 2.0%. On December 31, 2002, this note was repaid in its entirety.

In February 2002, TPC also paid a dividend of $3.700 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. This note would have begun to bear interest from May 9, 2002 at a rate of 7.25% per annum. This note was prepaid on May 8, 2002.

In March 2002, TPC paid a dividend of $395.0 million to Citigroup in the form of a note payable which would have begun to bear interest after May 9, 2002 at a rate of 6.0% per annum. This note was prepaid following the offerings.

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

On or after April 18, 2007, the notes may be redeemed at TPC’s option. TPC is not required to make mandatory redemption or sinking fund payments with respect to the notes.

The notes are general unsecured obligations and are subordinated in right of payment to all existing and future Senior Indebtedness. The notes are also effectively subordinated to all existing and future indebtedness and other liabilities of any of TPC’s current or future subsidiaries.

During May 2002, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. TPC is deemed to have no independent assets or operations except for its wholly-owned subsidiary TIGHI. Consolidated financial statements of TIGHI have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of TIGHI debt. The guarantees pertain to the $150.0 million 6.75% Notes due 2006 and the $200.0 million 7.75% Notes due 2026 included in long-term debt and the $900.0 million of TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI (TIGHI Securities). TIGHI has the right, at any time, to defer distributions on the TIGHI Securities for a period not exceeding 20 consecutive quarterly interest periods (though such distributions would continue to accrue interest during any such extended payment period). TIGHI cannot pay dividends during such deferments.

In December 2002, TPC entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a promissory note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, TPC issued $550.0 million of Floating Rate Notes due in February 2004. The proceeds from these notes were used to repay the Promissory Note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum and are callable by the Company after August 5, 2003.

SCHEDULE III

Travelers Property Casualty Corp. and Subsidiaries

Supplementary Insurance Information

2000 – 2002

(in millions)

		Claims					Amortization
		and Claim				Claims and	of Deferred
		Adjustment			Net	Claim	Policy	Other
	Deferred Policy	Expense	Unearned	Premium	Investment	Adjustment	Acquisition	Operating	Premiums
Segment	Acquisition Costs	Reserves	Premiums	Revenue	Income(a)	Expenses	Costs	Expenses(b)	Written

2002

Commercial Lines	$540.8	$30,593.8	$4,292.5	$6,801.2	$1,495.3	$7,932.1	$1,072.8	$1,034.5	$7,369.5

Personal Lines	332.2	3,034.6	2,167.4	4,354.1	384.7	3,206.4	737.4	387.5	4,575.0

Total – Reportable Segments	873.0	33,628.4	6,459.9	11,155.3	1,880.0	11,138.5	1,810.2	1,422.0	11,944.5

Other	–	107.6	–	–	.5	–	–	158.8	–

Consolidated	$873.0	$33,736.0	$6,459.9	$11,155.3	$1,880.5	$11,138.5	$1,810.2	$1,580.8	$11,944.5

2001

Commercial Lines	$466.0	$27,749.4	$3,728.8	$5,447.0	$1,616.3	$4,711.7	$864.9	$932.2	$5,737.6

Personal Lines	302.1	2,867.0	1,938.1	3,963.9	410.2	3,053.0	673.8	388.0	4,107.9

Total – Reportable Segments	768.1	30,616.4	5,666.9	9,410.9	2,026.5	7,764.7	1,538.7	1,320.2	9,845.5

Other	–	120.2	–	–	7.5	–	–	217.9	–

Consolidated	$768.1	$30,736.6	$5,666.9	$9,410.9	$2,034.0	$7,764.7	$1,538.7	$1,538.1	$9,845.5

2000

Commercial Lines	$340.6	$25,671.8	$3,028.0	$4,746.8	$1,713.2	$3,738.9	$680.4	$751.9	$5,030.5

Personal Lines	273.3	2,640.2	1,764.3	3,715.4	446.1	2,734.0	618.0	362.9	3,812.8

Total – Reportable Segments	613.9	28,312.0	4,792.3	8,462.2	2,159.3	6,472.9	1,298.4	1,114.8	8,843.3

Other	–	130.4	–	–	2.3	–	–	321.3	–

Consolidated	$613.9	$28,442.4	$4,792.3	$8,462.2	$2,161.6	$6,472.9	$1,298.4	$1,436.1	$8,843.3

(a)	Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholders’ equity, which is allocated based on assigned capital.
(b)	Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

Travelers Property Casualty Corp. and Subsidiaries

Valuation and Qualifying Accounts

(in millions)

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Reinsurance Recoverables:

2002	$286.2	$–	$49.8	$6.9	$329.1

2001	$213.0	$–	$130.5	$57.3	$286.2

2000	$219.5	$–	$–	$6.5	$213.0

(1)	Charged to claims and claim adjustment expenses in the consolidated statement of income.
(2)	Credited to the related asset account.

SCHEDULE VI

Travelers Property Casualty Corp. and Subsidiaries

Supplementary Information Concerning Property-Casualty Insurance Operations(1)

2000-2002

(in millions)

			Reserves for
			Unpaid	Discount
		Deferred	Claims	from
	Affiliation	Policy	and Claim	Reserves			Net
	with	Acquisition	Adjustment	for Unpaid	Unearned	Earned	Investment
	Registrant	Costs	Expenses	Claims(2)	Premiums	Premiums	Income

2002	Consolidated property -casualty operations	$873.0	$33,628.4	$802.9	$6,459.9	$11,155.3	$1,880.0

2001	Consolidated property -casualty operations	$768.1	$30,616.5	$792.4	$5,666.9	$9,410.9	$2,026.5

2000	Consolidated property -casualty operations	$613.9	$28,312.0	$799.6	$4,792.3	$8,462.2	$2,159.3

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Claims and Claim
	Adjustment Expenses		Amortization
	Incurred Related to:		of Deferred	Paid Claims
			Policy	and Claim
	Current	Prior	Acquisition	Adjustment	Premiums
	Year	Year	Costs	Expenses	Written

2002	$7,872.1	$3,031.0	$1,810.2	$7,832.3	$11,944.5
2001	$7,600.6	$(41.0)	$1,538.7	$7,418.9	$9,845.5
2000	$6,508.9	$(247.0)	$1,298.4	$6,811.0	$8,843.3

(1)	Excludes accident and health business.
(2)	See “Discounting” on page 11.

Exhibit Index

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of November 28, 1995, between the Company (then known as The Travelers Insurance Group Inc.) and Aetna Life and Casualty Company, was filed as Exhibit 10.1 of the Form 10-K for the year ended December 31, 1995 of Aetna Life and Casualty Company (File No. 15704), and is incorporated herein by reference.
3.1.1	Restated Certificate of Incorporation of the Company, effective March 19, 2002, was filed as Exhibit 3.1.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
3.1.2	Amendment to Restated Certificate of Incorporation of the Company, effective March 20, 2002, was filed as Exhibit 3.1.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
3.2†	Amended and Restated Bylaws of the Company, as amended on January 23, 2003.
4.1	Rights Agreement, dated as of March 21, 2002, between the Company and EquiServe Trust Company, N.A., was filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
4.2	Restated Certificate of Incorporation of the Company, Amendment to Restated Certificate of Incorporation of the Company, and Amended and Restated Bylaws of the Company (filed herewith as Exhibits 3.1.1, 3.1.2 and 3.2, respectively).
10.1	Intercompany Agreement, dated as of March 26, 2002, by and among the Company, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.2	Amendment No. 1 to Intercompany Agreement, dated as of August 19, 2002, amending that certain Intercompany Agreement dated as of March 26, 2002, by and among the Company, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.
10.3	Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between the Company and Citigroup Inc., was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.4	Trademark License Agreement dated as of August 19, 2002, by and between the Company and The Travelers Insurance Company, was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.
10.5	Transition Services Agreement dated as of August 19, 2002 by and between the Company and Citigroup Inc., was filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.
10.6	Investment Management and Administrative Services Agreement dated as of August 6, 2002, by and between Travelers Insurance Group Holdings, Inc. (TIGHI) and Citigroup Alternative Investments LLC, was filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.
10.7	Promissory note dated February 7, 2002, between the Company and Citicorp, was filed as Exhibit 10.4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) dated March 5, 2002 (Registration No. 333-82388), and is incorporated herein by reference.
10.8	Promissory note dated February 7, 2002, between the Company and PFS Services, Inc., was filed as Exhibit 10.4.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) dated March 5, 2002 (Registration No. 333-82388), and is incorporated herein by reference.
10.9	Promissory note dated February 7, 2002, between the Company and PFS Services, Inc., was filed as Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) dated March 5, 2002 (Registration No. 333-82388), and is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.10	Promissory note, dated as of April 13, 2001, by and between Travelers Insurance Group Holdings Inc. (then known as Travelers Property Casualty Corp.) and Citicorp Banking Corporation was filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) dated March 12, 2002 (Registration No. 333-82388), and is incorporated herein by reference.
10.11	Line of credit agreement, dated December 19, 2001 between Travelers Insurance Group Holdings Inc. (then known as Travelers Property Casualty Corp.) and Citigroup Inc. was filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) dated March 12, 2002 (Registration No. 333-82388), and is incorporated herein by reference.
10.12	Indemnification Agreement dated as of March 25, 2002, between the Company and Citigroup Inc., was filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.13	First Supplemental Indenture dated May 10, 2002, by and among the Company, TIGHI and Bank One Trust Company, N.A., as trustee, relating to $200,000,000 aggregate principal amount of TIGHI’s 7 3/4% Notes due 2026 and $150,000,000 aggregate principal amount of TIGHI’s 6 3/4% Notes due 2006, was filed as Exhibit 4.1 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.
10.14	First Supplemental Indenture dated May 10, 2002, by and among the Company, TIGHI, and JPMorgan Chase Bank, as trustee, relating to TIGHI’s $800,000,000 aggregate principal amount 8.08% Junior Subordinated Deferrable Interest Debentures due 2036, and $100,000,000 aggregate principal amount 8.0% Junior Subordinated Deferrable Interest Debentures due 2036, was filed as Exhibit 4.2 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.
10.15	Amended and Restated Preferred Securities Guarantee Agreement dated May 10, 2002, by and among the Company, TIGHI and JPMorgan Chase Bank, as trustee, relating to 32,000,000 preferred securities, designated the 8.08% Trust Preferred Securities, having an aggregate liquidation amount of $800,000,000, issued by Travelers P & C Capital I, was filed as Exhibit 4.3 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.
10.16	Amended and Restated Preferred Securities Guarantee Agreement dated May 10, 2002, by and among the Company, TIGHI, and JPMorgan Chase Bank, as trustee, relating to 4,000,000 preferred securities, designated the 8.0% Trust Preferred Securities, having an aggregate liquidation amount of $100,000,000, issued by Travelers P & C Capital II, was filed as Exhibit 4.4 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.
10.17	Lease for office space at CityPlace, Hartford, Connecticut, dated March 28, 1996, by and between Aetna Life and Casualty Company and The Travelers Indemnity Company, was filed as Exhibit 10.10 to the registration statement on Form S-1 of Travelers Insurance Group Holdings Inc. (then known as Travelers/ Aetna Property Casualty Corp.) on April 22, 1996 (File No. 333-2254), and is incorporated herein by reference.
10.18	Lease for office space in Hartford, Connecticut, dated as of April 2, 1996, by and between The Travelers Insurance Company and The Travelers Indemnity Company, was filed as Exhibit 10.14 to the annual report on Form 10-K of Travelers Insurance Group Holdings Inc. (then known as Travelers/ Aetna Property Casualty Corp.), and is incorporated herein by reference.
10.19	Agreement between the Company and HPB Management LLC dated as of January 1, 2002, and Termination Agreement between the parties dated September 24, 2002, were filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and are incorporated herein by reference.
10.20*	Travelers Property Casualty Corp. Compensation Plan for Non-Employee Directors was filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.
10.21*	Travelers Property Casualty Corp. Executive Performance Compensation Plan was filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.
10.22†*	Travelers Property Casualty Corp. 2002 Stock Incentive Plan, as amended effective January 23, 2003.

Exhibit
Number	Description of Exhibit

10.23†*	Travelers Deferred Compensation Plan.
10.24†*	Travelers Benefit Equalization Plan.
10.25*	Employment Agreement between the Company and Robert I. Lipp dated March 7, 2002 was filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.
10.26*	Employment Letter Agreement dated May 22, 2002 between the Company and Maria Olivo, Executive Vice President of the Company, was filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.
10.27†*	Employment Letter Agreement dated October 25, 2002 between the Company and Stewart R. Morrison, Chief Investment Officer of the Company.
12.1†	Statement of Ratio of Earnings to Fixed Charges.
21.1†	Subsidiaries of the Company.
23.1†	Consent of KPMG LLP, Independent Certified Public Accountants, with respect to the incorporation by reference of KPMG LLP’s audit report into Forms S-8 of the Company, Registration Nos. 333-98365 and 333-84740.
99.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
99.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities authorized pursuant to any instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. Therefore, the Company is not filing any instruments evidencing long-term debt. However, the Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

Copies of any of the exhibits referred to above will be furnished to security holders who make written request therefore to Shareholder Relations, Travelers Property Casualty Corp., One Tower Square, Hartford, Connecticut 06183.

† Filed herewith
* Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.