Form 10-Q
period 2003-03-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2003-05-08
CIK 919482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(860) 277-0111
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]      No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]      No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock outstanding as of April 30, 2003:

Class A	506,511,859
Class B	499,927,275

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

For the three months ended March 31,	2003	2002

Revenues
Premiums	$2,978.6	$2,584.6
Net investment income	455.9	487.8
Fee income	136.3	102.7
Realized investment gains, net	6.5	28.8
Other revenues	25.7	28.8

Total revenues	3,603.0	3,232.7

Claims and expenses
Claims and claim adjustment expenses	2,287.9	1,986.1
Amortization of deferred acquisition costs	462.7	426.4
Interest expense	51.7	35.8
General and administrative expenses	393.4	330.1

Total claims and expenses	3,195.7	2,778.4

Income before federal income taxes, minority interest and cumulative effect of change in accounting principle	407.3	454.3
Federal income taxes	89.8	109.6
Minority interest, net of tax	(22.5)	—

Income before cumulative effect of change in accounting principle	340.0	344.7
Cumulative effect of change in accounting for goodwill and other intangible assets, net of tax	—	(242.6)

Net income	$340.0	$102.1

Basic earnings per share
Income before cumulative effect of change in accounting principle	$0.34	$0.43
Cumulative effect of change in accounting principle	—	(0.30)

Net income	$0.34	$0.13

Weighted average number of common shares outstanding	1,002.5	794.7

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$0.34	$0.43
Cumulative effect of change in accounting principle	—	(0.30)

Net income	$0.34	$0.13

Weighted average number of common shares outstanding and common stock equivalents	1,007.6	794.7

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except shares and per share data)

	March 31,
	2003	December 31,
	(Unaudited)	2002

Assets
Fixed maturities, available for sale at fair value (including $2,781.0 and $580.5 subject to securities lending and repurchase agreements) (amortized cost $29,041.6 and $28,877.8)	$30,351.8	$30,003.2
Equity securities, at fair value (cost $798.4 and $861.9)	810.9	851.5
Mortgage loans	260.0	257.9
Real estate held for sale	12.5	12.5
Short-term securities	5,548.1	4,853.6
Trading securities, at fair value	42.5	40.7
Other investments	2,335.2	2,405.8

Total investments	39,361.0	38,425.2

Cash	150.1	92.2
Investment income accrued	357.2	339.3
Premium balances receivable	3,948.6	3,861.4
Reinsurance recoverables	10,953.7	10,977.5
Deferred acquisition costs	890.7	873.0
Deferred federal income taxes	919.7	1,447.1
Contractholder receivables	2,576.2	2,544.1
Goodwill	2,411.5	2,411.5
Receivables for investment sales	847.3	138.7
Other assets	2,968.0	3,027.5

Total assets	$65,384.0	$64,137.5

Liabilities
Claims and claim adjustment expense reserves	$33,801.0	$33,736.0
Unearned premium reserves	6,675.5	6,459.9
Contractholder payables	2,576.2	2,544.1
Short-term debt	474.1	—
Notes payable to former affiliates	—	700.0
Long-term debt	1,758.8	926.2
Convertible junior subordinated notes payable	868.0	867.8
Convertible notes payable	49.6	49.7
Payables for investment purchases	1,354.7	3,737.9
Payables for securities lending and repurchase agreements	2,813.5	597.9
Other liabilities	3,551.9	3,480.7

Total liabilities	53,923.3	53,100.2

TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	900.0	900.0

Shareholders’ equity
Common Stock:
Class A, $.01 par value, 1.5 billion shares authorized, 507.2 million and 504.2 million issued and outstanding at March 31, 2003 and December 31, 2002, respectively	5.1	5.0
Class B, $.01 par value, 1.5 billion shares authorized, 500.0 million issued and outstanding	5.0	5.0
Additional paid-in capital	8,657.9	8,618.4
Retained earnings	1,159.0	880.5
Accumulated other changes in equity from nonowner sources	799.0	656.6
Treasury stock, at cost (shares 986,146 and 338,068)	(15.2)	(4.9)
Unearned compensation	(50.1)	(23.3)

Total shareholders’ equity	10,560.7	10,137.3

Total liabilities and shareholders’ equity	$65,384.0	$64,137.5

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

For the three months ended March 31,	2003	2002

Common stock and additional paid in capital
Balance, beginning of period	$8,628.4	$4,440.7
Net employee stock-based compensation plans	42.7	—
Net proceeds from initial public offering	—	4,089.5
Other	(3.1)	17.5

Balance, end of period	8,668.0	8,547.7

Retained earnings
Balance, beginning of period	880.5	6,004.2
Net income	340.0	102.1
Receipts from former subsidiaries	—	157.5
Dividends	(61.5)	(5,252.5)

Balance, end of period	1,159.0	1,011.3

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of period	656.6	241.4
Net unrealized gain (loss) on investment securities	137.2	(169.9)
Other	5.2	1.1

Balance, end of period	799.0	72.6

Treasury stock (at cost)
Balance, beginning of period	(4.9)	—
Net employee stock-based compensation plans	(10.3)	—

Balance, end of period	(15.2)	—

Unearned compensation
Balance, beginning of period	(23.3)	—
Net issuance of restricted stock under employee stock-based compensation plans	(33.2)	—
Restricted stock amortization	6.4	—

Balance, end of period	(50.1)	—

Total shareholders’ equity	$10,560.7	$9,631.6

Common shares outstanding
Balance, beginning of period	1,003.9	769.0
Shares issued in Initial Public Offering	—	231.0
Net shares issued for employee stock based compensation plans	2.3	—

Balance, end of period	1,006.2	1,000.0

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

For the three months ended March 31,	2003	2002

Cash flows from operating activities
Net income	$340.0	$102.1
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(6.5)	(28.8)
Cumulative effect of changes in accounting principles, net of tax	—	242.6
Depreciation and amortization	10.3	9.8
Deferred federal income taxes	453.6	(2.2)
Amortization of deferred policy acquisition costs	462.7	426.4
Premium balances receivable	(87.2)	(89.4)
Reinsurance recoverables	23.8	(87.5)
Deferred acquisition costs	(480.4)	(442.7)
Insurance reserves	280.6	290.3
Trading account activities	(1.8)	(28.5)
Recoveries from former affiliate	360.7	—
Other	(463.1)	(136.8)

Net cash provided by operating activities	892.7	255.3

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	915.3	614.7
Mortgage loans	3.6	2.1
Proceeds from sales of investments
Fixed maturities	5,273.7	3,126.4
Equity securities	70.2	48.6
Purchases of investments
Fixed maturities	(6,322.1)	(3,410.7)
Equity securities	(2.9)	(87.6)
Mortgage loans	(4.9)	—
Short-term securities, (purchases) sales, net	(694.5)	(295.0)
Other investments, net	45.1	356.8
Securities transactions in course of settlement	(646.1)	(131.9)

Net cash provided by (used in) investing activities	(1,362.6)	223.4

Cash flows from financing activities
Issuance of short-term debt	549.5	—
Repurchase of short-term debt	(75.0)	—
Issuance of long-term debt	1,381.9	—
Payment of long-term debt	(550.0)	—
Issuance of convertible notes, net	—	867.0
Payment of note payables to former affiliate	(700.0)	(5,149.0)
Initial public offering	—	4,089.5
Issuance of common stock-employee stock options	8.2	—
Treasury stock acquired	(2.3)	—
Receipts from former affiliates	—	157.5
Dividends to shareholders	(60.5)	—
Dividend to former affiliate	—	(157.5)
Payment of dividend on subsidiary’s preferred stock	(1.3)	—
Purchase of real estate from former affiliate	—	(68.2)
Transfer of employee benefit obligations to former affiliates	(22.7)	(172.4)
Transfer of lease obligations to former affiliate	—	(87.8)

Net cash provided by (used in) financing activities	527.8	(520.9)

Net increase (decrease) in cash	57.9	(42.2)
Cash at beginning of period	92.2	236.9

Cash at end of period	$150.1	$194.7

Supplemental disclosure of cash flow information
Income taxes (received) paid	$36.8	$(21.0)
Interest paid	$42.3	$6.0

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

The interim condensed consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TPC) and its subsidiaries (collectively, the Company). These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and are unaudited. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K for the year ended December 31, 2002.

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2.	CHANGES IN ACCOUNTING PRINCIPLES

Stock-Based Compensation

The Company has an employee stock incentive compensation plan (the plan) that includes stock option programs and restricted stock programs, which are described more fully in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002. Prior to January 1, 2003, the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. Under APB 25 the restricted stock awards are valued based upon their fair value at the date of issuance and charged to compensation expense ratably over the vesting period. Options granted prior to January 1, 2003 were not reflected in compensation expense as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, the Company elected to adopt the fair value method of accounting for its employee stock-based compensation plans as defined in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), prospectively for all employee awards granted, modified, or settled after January 1, 2003. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

(for the three months ended March 31, in millions )	2003	2002

Net income, as reported	$340.0	$102.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.3	4.7
Deduct: Stock–based employee compensation expense determined under fair value based method, net of related tax effects(1)	(18.0)	(14.7)

Net income, pro forma	$326.3	$92.1

Earnings per share
Basic and diluted – as reported	$0.34	$0.13
Basic – pro forma	0.33	0.12
Diluted – pro forma	0.32	0.12

(1) First quarter 2002 includes the fair value of stock-based employee compensation in Citigroup’s common stock. The awards in Citigroup shares were replaced with the Company’s class A common shares in August 2002.

2.	CHANGES IN ACCOUNTING PRINCIPLES, Continued

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

The Company had customer-related intangible assets with a gross carrying amount of $470.6 million as of both March 31, 2003 and December 31, 2002, and with accumulated amortization of $99.7 million and $90.8 million as of March 31, 2003 and December 31, 2002, respectively, which are included in other assets in the condensed consolidated balance sheet. Amortization expense was $8.9 million for each of the three months ended March 31, 2003 and 2002. Intangible assets amortization expense is estimated to be $26.5 million for the remainder of 2003, $34.2 million in 2004, $31.3 million in 2005 and $29.6 million in each of 2006, 2007 and 2008.

3.	ACCOUNTING STANDARDS NOT YET ADOPTED

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN 46). FIN 46 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. It also applies to interim periods beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose in all financial statements issued after January 31, 2003, the nature, purpose, size and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.

3.	ACCOUNTING STANDARDS NOT YET ADOPTED, Continued

The Company has not acquired any variable interest entities subsequent to January 31, 2003. For purposes of applying FIN 46, the Company will evaluate the following investments which were acquired or created prior to February 1, 2003 to determine whether such investments should be consolidated or disclosed as variable interest entities in the Company’s future financial statements (amounts are as of March 31, 2003):

•	Real estate partnerships and joint ventures that are accounted for under the equity method of accounting and have a total carrying value of $253.1 million on the consolidated balance sheet; the Company’s unfunded commitments associated with real estate partnerships and joint ventures were $88.5 million.

•	Investment partnerships that are accounted for under the equity method of accounting and have a carrying value of $985.1 million on the consolidated balance sheet; the Company’s unfunded commitments associated with investment partnerships were $641.7 million.

•	Below investment grade asset-backed securities and commercial mortgage-backed securities that are reported at fair value and have a carrying value of $126.2 million on the consolidated balance sheet.

•	Equity investments that are reported at fair value and have a carrying value of $30.5 million on the balance sheet and private equity investments that are accounted for under the equity method of accounting and have a carrying value of $311.1 million on the balance sheet. There were no unfunded commitments associated with these equity investments.

The Company is currently assessing the impact, if any, that the consolidation provisions of FIN 46 may have on the consolidated financial statements.

4.	SEGMENT INFORMATION

			Total	Interest
	Commercial	Personal	Reportable	Expense	Consolidated
(at and for the three months ended March 31, in millions)	Lines	Lines	Segments	and Other	Amounts

2003
Revenues
Premiums	$1,840.3	$1,138.3	$2,978.6	$—	$2,978.6
Net investment income	365.7	89.4	455.1	.8	455.9
Fee income	136.3	—	136.3	—	136.3
Realized investment gains (losses), net	14.5	(8.0)	6.5	—	6.5
Other revenues	3.3	21.6	24.9	.8	25.7

Total revenues	$2,360.1	$1,241.3	$3,601.4	$1.6	$3,603.0

Operating income (loss)(1)	$260.9	$112.5	$373.4	$(34.9)	$338.5
Assets	55,089.8	9,044.1	64,133.9	1,250.1	65,384.0

2002
Revenues
Premiums	$1,554.6	$1,030.0	$2,584.6	$—	$2,584.6
Net investment income	382.4	104.3	486.7	1.1	487.8
Fee income	102.7	—	102.7	—	102.7
Realized investment gains (losses), net	40.5	(12.0)	28.5	.3	28.8
Other revenues	7.7	21.1	28.8	—	28.8

Total revenues	$2,087.9	$1,143.4	$3,231.3	$1.4	$3,232.7

Operating income (loss)(1)	$277.6	$71.2	$348.8	$(22.2)	$326.6
Assets	48,889.8	8,479.7	57,369.5	576.5	57,946.0

(1)	Operating income is reflected net of tax and excludes realized investment gains (losses), net, restructuring charges and the cumulative effect of changes in accounting principles.

Business Segment Reconciliation

(for the three months ended March 31, in millions)	2003	2002

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$373.4	$348.8
Other operating loss (2)	(34.9)	(22.2)

Total operating income	338.5	326.6
Realized investment gains, net	1.5	18.9
Restructuring charge	—	(.8)
Cumulative effect of change in accounting for goodwill and other intangible assets, net of tax	—	(242.6)

Total consolidated net income	$340.0	$102.1

(2)	The primary component of the other operating loss is after-tax interest expense of $32.8 million and $22.9 million for the three months ended March 31, 2003 and 2002, respectively.

5.	INVESTMENTS

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized			Fair
(at March 31, 2003, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$8,283.1	$323.6	$4.8	$8,601.9
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,003.1	59.0	—	1,062.1
Obligations of states, municipalities and political subdivisions	13,248.0	676.2	14.6	13,909.6
Debt securities issued by foreign governments	292.5	19.3	3.3	308.5
All other corporate bonds	5,964.0	395.7	135.3	6,224.4
Redeemable preferred stock	250.9	7.0	12.6	245.3

Total	$29,041.6	$1,480.8	$170.6	$30,351.8

		Gross Unrealized
	Amortized			Fair
(at December 31, 2002, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$8,595.4	$346.6	$1.5	$8,940.5
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,034.8	62.0	—	1,096.8
Obligations of states, municipalities and political subdivisions	12,664.4	631.9	10.3	13,286.0
Debt securities issued by foreign governments	258.2	19.9	1.7	276.4
All other corporate bonds	6,093.9	342.8	245.8	6,190.9
Redeemable preferred stock	231.1	5.6	24.1	212.6

Total	$28,877.8	$1,408.8	$283.4	$30,003.2

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
	Amortized			Fair
(at March 31, 2003, in millions)	Cost	Gains	Losses	Value

Common stocks	$60.2	$6.2	$12.8	$53.6
Nonredeemable preferred stocks	738.2	44.0	24.9	757.3

Total	$798.4	$50.2	$37.7	$810.9

(at December 31, 2002, in millions)
Common stocks	$57.4	$4.0	$11.3	$50.1
Nonredeemable preferred stocks	804.5	24.6	27.7	801.4

Total	$861.9	$28.6	$39.0	$851.5

5.	INVESTMENTS, Continued

Securities Lending and Dollar-Roll Repurchase Agreements

The Company engages in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. The Company either receives cash or marketable securities as collateral equal to at least the market value of the loaned securities plus accrued interest. Collateral is marked to market and adjusted daily. In those cases where cash collateral is received, the Company reinvests the collateral in a short-term investment pool, the loaned securities remain a recorded asset of the Company and a liability is recorded to recognize the Company’s obligation to return the collateral at the end of the loan. At March 31, 2003, $559.8 million of securities were on loan for which cash collateral was received. Where marketable securities have been received as collateral, the collateral is held by a third party custodian (tri-party lending agreement), and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement. The loaned securities remain a recorded asset of the Company, and the Company does not recognize the collateral or the obligation to return the collateral. At March 31, 2003, $269.0 million of securities were on loan under tri-party lending agreements.

The Company also engages in dollar-roll repurchase activities from which it generates net investment income from selling mortgage-backed securities and simultaneously agreeing to repurchase from the same party substantially the same securities. The Company invests the proceeds from the sale in a short-term investment pool, the sold securities remain a recorded asset of the Company and a liability is recorded to recognize the Company’s obligation to repurchase substantially the same securities at the end of a specified period. At March 31, 2003, $2.221 billion of securities were subject to dollar-roll repurchase agreements.

6.	CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources are as follows:

(for the three months ended March 31, in millions)	2003	2002

Net income	$340.0	$102.1
Net unrealized gain (loss) on investment securities, net of tax	137.2	(169.9)
Other, net of tax (1)	5.2	1.1

Total changes in equity from nonowner sources	$482.4	$(66.7)

(1) Includes foreign currency translation adjustments and changes in fair value of future contracts.

7.	EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares which are assumed to be issued under the Company’s 2002 Stock Incentive Plan. Excluded from the computation of diluted EPS were 38.6 million of potentially dilutive shares related to convertible junior subordinated notes because the contingency conditions for their issuance have not been satisfied (see note 8 of the Company’s Form 10-K for the year ended December 31, 2002). For the three months ended March 31, 2003 and 2002, there was no significant effect on EPS from potentially dilutive securities. For the quarter ended March 31, 2002, shares have been adjusted to give effect to the recapitalization in March 2002, prior to the Company’s March 2002 Initial Public Offering, whereby the outstanding shares of common stock (1,500 shares) were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(For the three months ended March 31, in millions,
except per share amounts)	2003	2002

Income before cumulative effect of accounting changes	$340.0	$344.7
Cumulative effect of change in accounting principle	—	(242.6)

Net income available to common shareholders for basic EPS (numerator)	340.0	102.1
Effect of dilutive securities	—	—

Net income available to common shareholders for diluted EPS (numerator)	$340.0	$102.1

Weighted average common shares outstanding applicable to basic EPS (denominator)	1,002.5	794.7
Effect of dilutive shares	5.1	—

Adjusted weighted average common shares outstanding applicable to diluted EPS (denominator)	1,007.6	794.7

Basic and diluted earnings per share
Income before cumulative effect of accounting changes	$0.34	$0.43
Cumulative effect of accounting changes	—	(0.30)

Net income	$0.34	$0.13

8.	CAPITAL AND DEBT

Long-term debt and convertible notes payable outstanding were as follows:

	March 31,	December 31,
(in millions)	2003	2002

Floating rate note due 2004, prepaid February 2003	$—	$550.0
6.75% Notes due 2006	150.0	150.0
3.75% Notes due 2008	400.0	—
7.81% Notes various due dates through 2011	27.0	27.0
5.00% Notes due 2013	500.0	—
7.75% Notes due 2026	200.0	200.0
6.375% Notes due 2033	500.0	—
4.50% Convertible junior subordinated notes due 2032	892.5	892.5
6.00% Convertible notes payable due 2032	49.6	49.7

	2,719.1	1,869.2
Debt issuance costs	42.7	25.5

Total	$2,676.4	$1,843.7

In December 2002, the Company entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a Promissory Note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, the Company issued $550.0 million of Floating Rate Notes due in February 2004, which is included in short-term debt in the condensed consolidated balance sheet. The proceeds from these notes were used to prepay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003, the Company repurchased $75.0 million of the Floating Rate Notes at par plus accrued interest. The remaining $475.0 million are callable by the Company after August 5, 2003.

On March 11, 2003, TPC issued $1.4 billion of senior notes comprised of $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to its primary subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI), so that TIGHI could repay $500.0 million of indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

These senior notes were sold to qualified institutional buyers as defined under Rule 144A under the Securities Act of 1933 (the Securities Act) and outside the United States in reliance on Regulation S under the Securities Act. Accordingly, the notes (the restricted notes) were not registered under the Securities Act or any state securities laws and could not be transferred or resold except pursuant to certain exemptions. As part of this offering, TPC agreed to file a registration statement under the Securities Act to permit the exchange of the notes for registered notes (the Exchange Notes) having terms identical to those of the senior notes described above (Exchange Offer). On April 14, 2003, TPC initiated the Exchange Offer pursuant to a Form S-4 that was filed with the Securities and Exchange Commission. Accordingly, each series of Exchange Notes has been registered under the Securities Act, and the transfer restrictions and registration rights relating to the restricted notes do not apply to the Exchange Notes.

8.	CAPITAL AND DEBT, Continued

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup Inc. (together with its consolidated subsidiaries, Citigroup), its former parent:

•	A $250.0 million 45-month revolving line of credit for which it pays a commitment fee. Borrowings under this line of credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. The line of credit includes a utilization fee that is added to the applicable margin for any date where advances exceed 50% of the total commitment. The commitment fee, applicable margin and utilization fee are based upon a pre-established pricing grid that is dependant upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings.

•	A $250.0 million 364-day revolving line of credit for which it pays a commitment fee. TPC has the option, provided there is no default or event of default, to convert outstanding advances at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. With the consent of Citibank, TPC may also extend the commitment of the facility for another 364-day period under the same terms and conditions that are currently in place. Borrowings under this line of credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. The line of credit includes a utilization fee that is added to the applicable margin for any date where advances exceed 50% of the total commitment. The commitment fee, applicable margin and utilization fee are based upon a pre-established pricing grid that is dependant upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings.

Previous lines of credit between TIGHI and Citigroup have been terminated.

On January 23, 2003, the Company, through its Capital Accumulation Program (CAP), issued 1,943,627 shares of class A common stock in the form of restricted stock to participating officers and other key employees. The fair value per share of the class A common stock was $16.18. The restricted stock generally vests after a three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. The unamortized unearned compensation expense associated with these awards is included as unearned compensation as a separate component of equity in the condensed consolidated balance sheet. Unearned compensation expense is recognized as a charge to income ratably over the vesting period.

During September 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time through September 2004 in the open market, and it is expected that funding for the program will principally come from operating cash flow. Shares repurchased will be authorized and unissued and reported as treasury stock in the consolidated balance sheet. There were no shares repurchased under this program as of March 31, 2003.

TPC’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $727.7 million will be available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. However, a portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. TPC’s insurance subsidiaries did not pay any dividends to TIGHI during the first quarter of 2003; however, on April 1, 2003, the insurance subsidiaries paid $320.0 million of dividends to TIGHI.

9.	FEDERAL INCOME TAXES

At December 31, 2002, the Company had a net operating loss carryforward of $1.390 billion, which expires December 31, 2022. Under terms of the tax sharing agreement with Citigroup, the Company is entitled to carry operating losses back to prior years upon receiving Citigroup’s consent. During the first quarter of 2003, the Company received Citigroup’s consent and, as a result, the Company’s deferred tax asset was reduced by $486.5 million with a corresponding reduction to the current federal income tax payable (included in other cash flows from operating activities in the condensed consolidated statement of cash flows.)

10.	CITIGROUP INDEMNIFICATION AGREEMENT

During March 2002, the Company entered into an agreement with Citigroup which provided that in any year in which the Company recorded additional asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, Citigroup would pay to the Company the amount of any such excess up to an cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002, the Company recorded $2.945 billion of asbestos incurred losses, net of reinsurance, and accordingly has fully utilized the total benefit available under the agreement. At December 31, 2002, other assets included a $360.7 million receivable from Citigroup under this agreement, which amount was received during the first quarter of 2003.

11.	COMMITMENTS AND CONTINGENCIES

In 1996, Lloyd’s of London (Lloyd’s) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). The outcome of the restructuring of Lloyd’s continues to be uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. It is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company’s results of operations in a future period. However, in the opinion of the Company’s management, it is not likely that the outcome could have a material adverse effect on the Company’s financial condition or liquidity.

The Company carries an allowance for uncollectible reinsurance recoverables which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, in the opinion of the Company’s management, the net receivable from reinsurance contracts is fairly stated.

It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below.

11.	COMMITMENTS AND CONTINGENCIES, Continued

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the asbestos-related exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. Once the gross ultimate exposure for indemnity and related claim adjustment expense is determined for each policyholder by each policy year, the Company calculates a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any meaningful data from which an average asbestos defense or indemnity payment may be determined.

With respect to its asbestos exposures, the Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. There has been an acceleration in recent quarters in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the first three months of 2003, approximately 66% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net asbestos losses paid were $189.7 million and $76.3 million for the three months ended March 31, 2003 and 2002, respectively, reflective of the items previously described.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any, for each policyholder on a regular basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves. Net environmental losses paid were $2.0 million and $45.5 million for the three months ended March 31, 2003 and 2002, respectively.

11.	COMMITMENTS AND CONTINGENCIES, Continued

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, which may result in the estimates being subject to revision as new information becomes available. These include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

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

In May 2002, the Company agreed with approximately three dozen other insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. While there remain a number of contingencies, including the final execution of documents, court approval and possible appeals, the Company believes that the completion of the settlement pursuant to the terms announced in May 2002 is likely. The Company’s single payment contribution to the proposed settlement, expected in June 2004, is approximately $388.8 million after reinsurance.

11.	COMMITMENTS AND CONTINGENCIES, Continued

The Company is involved in a number of proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos-related claims pending against it by negotiating with the claimants and assigning them ACandS’ rights to recover under insurance policies issued by the Company. ACandS has asserted that the Company is responsible for the financial obligations created by these settlements as well as for any future claims brought against it, and that insurance policy aggregate limits do not apply. An insurance coverage arbitration commenced in January 2001. The presentation of this case before an arbitration panel commenced in April 2003. In January 2003, ACandS filed a proposed Plan of Reorganization in its Bankruptcy proceeding. Pursuant to that plan, ACandS seeks to establish a trust for the handling and disposition of asbestos claims. That trust, according to the proposed plan, will be assigned ACandS’ rights to its insurance policies issued by the Company. In addition to the bankruptcy and the arbitration proceedings, the Company and ACandS are also involved in insurance coverage litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D.Pa, commenced in September 2000). No trial date has been set in this case. The Company is vigorously defending these cases, and Company management believes the Company has meritorious defenses. In the bankruptcy, arbitration and litigation proceedings, the Company has asserted or will assert numerous defenses, including that the claims against ACandS are subject to aggregate limits which have already been exhausted because the relevant policies were issued after ACandS ceased installing asbestos-related materials; that even if not subject to aggregate limits, the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations; that the settlements entered into between ACandS and the asbestos claimants are not binding on the Company; and that any plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or deprive the Company of its right to litigate the claims against ACandS.

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

All of the actions described in the preceding paragraph, other than the Hawaii actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of former Travelers policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on Travelers’ motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order. In January 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court.

11.	COMMITMENTS AND CONTINGENCIES, Continued

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

The Company is involved in numerous lawsuits, other than asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending coverage claims brought against it. While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED OVERVIEW

The following discussion and analysis of Travelers Property Casualty Corp. (TPC) and subsidiaries (collectively, the Company) financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements of the Company and related notes included elsewhere in this Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 included in the Company’s Form 10-K.

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

Consolidated Results of Operations

(for the three months ended March 31, in millions)	2003	2002

Revenues	$3,603.0	$3,232.7

Income before cumulative effect of change in accounting principle	$340.0	$344.7
Cumulative effect of change in accounting principle, net of tax	—	(242.6)

Net income	$340.0	$102.1

The Company’s discussions related to net income and operating income are presented on an after tax basis. All other discussions are presented on a pretax basis, unless otherwise noted.

Revenues of $3.603 billion in the 2003 first quarter increased $370.3 million from the comparable period of 2002. The increase in the 2003 first quarter revenue reflects a $394.0 million increase in earned premiums and a $33.6 million increase in fee income, offset by a $31.9 million decrease in net investment income and a $22.3 million decrease in net realized investment gains. Net realized investment gains include $58.2 million of impairment charges in the 2003 first quarter, compared to $62.2 million in the comparable period of 2002. The 2003 first quarter impairment charges were mostly related to corporate bonds in the healthcare, communications and aviation sectors. The 2002 first quarter impairment charges were mostly related to corporate bonds in the communications and energy sectors.

Net income was $340.0 million in the 2003 first quarter compared to $102.1 million in the comparable period of 2002. Net income for the 2003 first quarter reflects strong underwriting performance due to the continuing favorable rate environment, partially offset by higher weather-related catastrophe losses and charges for prior year reserve development. Net income included $1.5 million of net realized investment gains in the 2003 first quarter compared to $18.9 million in the comparable period of 2002. Net income for the first quarter of 2002 included a charge for the cumulative effect of a change in accounting principle of $242.6 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

Pursuant to the Securities and Exchange Commission’s final rule, Conditions for the Use of Non-GAAP Financial Measures (SEC rule), the Company has identified operating income as a non-GAAP financial measure. Operating income is defined by the Company as net income excluding net realized investment gains (losses), restructuring charges and cumulative effect of changes in accounting principles. Operating income is considered a more appropriate indicator of underwriting and operating results. Net realized investment gains (losses) are significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. The Company has reviewed its use of financial measures and terms in the Company’s Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the quarterly period ended March 31, 2003 (reports) and concluded that, other than operating income, the measures and terms in these reports are either defined in GAAP, are operating statistics, or are otherwise excluded by the SEC rule as required disclosures of GAAP or of a governmental regulatory body. The major components of operating income and a reconciliation of operating income to net income are as follows:

(for the three months ended March 31, in millions)	2003	2002

Consolidated underwriting gain, before catastrophes and prior year reserve development	$151.4	$45.6
Catastrophes	(43.7)	(10.4)
Prior year reserve development:
Asbestos	—	(32.5)
All other	(106.2)	(25.8)
Accretion of discount	(13.5)	(7.2)

Underwriting loss	(12.0)	(30.3)
Net investment income	343.8	361.1
Other, including interest expense and minority interest	6.7	(4.2)

Consolidated operating income	338.5	326.6
Realized investment gains, net	1.5	18.9
Restructuring charge	—	(0.8)
Cumulative effect of change in accounting principle	—	(242.6)

Consolidated net income	$340.0	$102.1

The 2003 first quarter operating income of $338.5 million increased $11.9 million compared to $326.6 million for the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $105.8 million to $151.4 million in the first quarter of 2003. The first quarter 2003 underwriting results reflect the continuing favorable rate environment in excess of loss cost trends, higher retention and selective growth in new business. Impacting operating income was net unfavorable prior year reserve development in the 2003 first quarter of $106.2 million after tax versus $58.3 million after tax of unfavorable prior year reserve development in the prior year quarter ($163.4 million and $89.6 million pretax, respectively). The most significant component of the 2003 first quarter prior year reserve development was a $174.9 million after tax charge ($269.1 million pretax) related to reserve strengthening at Gulf Insurance (a majority-owned subsidiary). The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices experienced during the first quarter of 2003 and an assumption of further reductions during the remainder of the year. This trend is consistent with recent reductions in the Manheim Used Vehicle Value Index. Also included in the charge were costs related to the resolution of a residual value claims dispute in the amount of $82.6 million. The effect of these charges to TPC was $145.5 million after tax and minority interest. The Gulf reserve strengthening was partially offset by a $68.7 million ($105.7 million pretax) benefit related to net favorable prior year reserve development in Commercial Lines and Personal Lines, related primarily to property business written in 2002. The 2003 first quarter prior year reserve development contained no asbestos charges compared to $32.5 million ($50.0 million pretax) of unfavorable prior year reserve development related to asbestos in the 2002 first quarter. The 2003 first quarter was also unfavorably impacted by higher catastrophe losses. Despite strong cash flows from operations, after tax net investment income of $343.8 million was $17.3 million lower than the prior year period due to the lower interest rate environment and a reduction in average duration, along with reduced returns in the Company’s private equity and real estate equity investments.

Earned premiums increased $394.0 million to $2.979 billion in the 2003 first quarter, from $2.585 billion in the comparable period of 2002. The increase in earned premiums in the 2003 first quarter was due to rate increases on renewal business in both Commercial Lines and Personal Lines. Commercial Lines earned premiums increased $285.7 million or 18% and Personal Lines earned premiums increased $108.3 million or 11%.

Net investment income was $455.9 million in the 2003 first quarter, a decrease of $31.9 million from the comparable period of 2002. The decline resulted from a reduction in pretax investment yields to 5.3% in the 2003 first quarter from 6.2% in the 2002 comparable period. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments. The lower average yield was partly offset by the benefit of higher average invested assets that resulted from strong cash flows from underwriting.

Fee income was $136.3 million in the 2003 first quarter, a $33.6 million increase from the comparable period of 2002. National Accounts within Commercial Lines is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks, and claims and policy management services to workers’ compensation and automobile assigned risk plans and to self insurance pools. Fees rose as both new business and pricing levels increased and more workers’ compensation business was written by state residual market pools. Expected annual claim volume under administration for business written in the first quarter increased to $1.097 billion for the 2003 first quarter compared to $871.3 million for the comparable period in 2002. Claim volume under administration represents a measure of claim volume expected to be serviced, under contracts written in the period, on fee for service arrangements or loss sensitive insurance products.

Claims and expenses of $3.196 billion in the 2003 first quarter increased $417.3 million from $2.778 billion in the comparable period of 2002. The 2003 increase was primarily due to increased loss cost trends, higher charges for prior year reserve development, higher weather related catastrophe losses, increased contingent commission expense as a result of profitable growth, higher interest expense and shareholder services costs. Unfavorable prior year reserve development amounted to $163.4 million for the first quarter of 2003 compared to 2002 unfavorable prior year reserve development of $89.6 million. The most significant component of prior year reserve development in the 2003 first quarter was Gulf Insurance reserve strengthening that amounted to $269.1 million. This charge was partially offset by net favorable prior year reserve development of $105.7 million in both Commercial Lines and Personal Lines primarily related to property coverages. The 2003 first quarter prior year reserve development contained no charges related to asbestos compared to $50.0 million of unfavorable prior year reserve development related to asbestos in the 2002 first quarter. Higher interest expense resulted from recent financing activities while shareholder services costs increased subsequent to the August 20, 2002 spin off from Citigroup. For additional information on the Company’s spin off from Citigroup, see the Company’s Form 10-K for the year ended December 31, 2002.

The Company’s effective federal tax rate was 22.0% in the 2003 first quarter compared to 24.1% in the comparable period of 2002. The decrease in the effective federal tax rate reflects the combination of a higher level of non-taxable investment income and lower pretax income for the first quarter of 2003 compared to the first quarter of 2002.

Consolidated net written premiums were as follows:

(for the three months ended March 31, in millions)	2003	2002

Commercial Lines	$2,016.5	$1,687.7
Personal Lines	1,150.0	1,037.4

Total net written premiums	$3,166.5	$2,725.1

Net written premiums increased $441.4 million to $3.167 billion for the 2003 first quarter from $2.725 billion in the 2002 first quarter. The increase in net written premiums in 2003 was primarily due to higher rates and strong retention across all major lines of business.

The GAAP combined ratios before policyholder dividends were as follows:

(for the three months ended March 31,)	2003	2002

Consolidated GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and loss adjustment expense (LAE) ratio	66.2%	70.1%
Underwriting expense ratio	26.0	27.3

Total	92.2	97.4
Catastrophes	2.3	0.6
Prior year reserve development:
Asbestos	—	2.0
All other	5.5	1.5
Accretion of discount	0.7	0.4

Consolidated GAAP combined ratio	100.7%	101.9%

The GAAP combined ratio before policyholder dividends improved by 1.2 points in the 2003 first quarter as compared to the first quarter of 2002. The 5.2 point improvement in the 2003 first quarter GAAP combined ratio, before catastrophes and prior year reserve development reflects an improvement in both the loss and LAE ratio and the underwriting expense ratio. The improvement in the loss and LAE ratio is primarily attributed to the continued disciplined underwriting that achieved rate increases in excess of loss cost trends in both Commercial Lines and Personal Lines. The improvement in the underwriting expense ratio is primarily attributed to premium rate increases and a higher volume of business. The GAAP combined ratio reflects the negative impact of the higher catastrophes and prior year reserve development.

RESULTS OF OPERATIONS BY SEGMENT

Commercial Lines

(for the three months ended March 31, in millions)	2003	2002

Revenues	$2,360.1	$2,087.9

Income before cumulative effect of change in accounting principle	$267.6	$304.1
Cumulative effect of change in accounting principle, net of tax	—	(242.6)

Net income	$267.6	$61.5

Revenues of $2.360 billion in the 2003 first quarter increased $272.2 million from $2.088 billion in the comparable period of 2002. This increase was primarily attributable to an increase in earned premiums due to premium rate increases. The increase in revenue for the 2003 first quarter was partially offset by lower net investment income combined with lower net realized investment gains in the 2003 first quarter compared to the 2002 first quarter.

Net income was $267.6 million in the 2003 first quarter compared to $61.5 million in the comparable period of 2002. Commercial Lines net income included $6.7 million of net realized investment gains in the 2003 first quarter compared to $26.5 million of net realized investment gains in the comparable period of 2002. Net income for the 2002 first quarter included a charge of $242.6 million related to the initial adoption of FAS 142, which has been accounted for as a cumulative effect of a change in accounting principle.

The major components of operating income and a reconciliation of operating income to net income are as follows:

(for the three months ended March 31, in millions)	2003	2002

Commercial Lines underwriting gain, before catastrophes and prior year reserve development	$116.3	$49.3
Catastrophes	(19.5)	—
Prior year reserve development:
Asbestos	—	(32.5)
All other	(128.9)	(22.5)
Accretion of discount	(13.5)	(7.2)

Underwriting loss	(45.6)	(12.9)
Net investment income	278.5	285.4
Other, including minority interest	28.0	5.1

Commercial Lines operating income	260.9	277.6
Realized investment gains, net	6.7	26.5
Cumulative effect of change in accounting principle	—	(242.6)

Commercial Lines net income	$267.6	$61.5

Operating income of $260.9 million in the 2003 first quarter decreased $16.7 million compared to $277.6 million in the 2002 comparable quarter. Underwriting gain, before catastrophes and prior year reserve development increased $67.0 million to $116.3 million in the first quarter of 2003. The first quarter 2003 underwriting results reflect the continuing favorable rate environment in excess of loss cost trends, higher retention and selective growth in new business. Impacting operating income was net unfavorable prior year reserve development in the 2003 first quarter of $128.9 million after tax versus $55.0 million after tax of unfavorable prior year reserve development in the prior year quarter ($198.4 million and $84.6 million pretax, respectively). The most significant component of the 2003 first quarter prior year reserve development was a $174.9 million after tax charge ($269.1 million pretax) related to reserve strengthening at Gulf Insurance. The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices experienced during the first quarter of 2003 and an assumption of further reductions during the remainder of the year. This trend is consistent with recent reductions in the Manheim Used Vehicle Value Index. Also included in the charge were costs related to the resolution of a residual value claims dispute in the amount of $82.6 million. The total effect of this reserve strengthening charge to TPC was $145.5 million after tax and minority interest. The Gulf reserve strengthening was partially offset by a $46.0 million ($70.7 million pretax) benefit related to net favorable prior year reserve development primarily related to property business written in 2002. The 2003 first quarter reflects no charge related to asbestos versus a charge of $32.5 million ($50.0 million pretax) in the prior period quarter. The 2003 first quarter was also unfavorably impacted by $19.5 million of catastrophe losses compared to no catastrophe losses in the comparable period of 2002. Despite strong cash flows from operations, after tax net investment income of $278.5 million was $6.9 million lower than the prior year quarter due to the lower interest rate environment and a reduction in average duration, along with reduced returns in the Company’s private equity and real estate equity investments. Significantly offsetting the above was the benefit of the favorable rate environment and higher production levels.

Earned premiums increased $285.7 million to $1.840 billion in the 2003 first quarter from $1.555 billion in the comparable period of 2002. The increase in earned premiums in the 2003 first quarter was primarily due to premium rate increases.

Net investment income was $365.7 million in the 2003 first quarter, a decrease of $16.7 million from the comparable period of 2002. The decline resulted from a pretax reduction in investment yields in the 2003 first quarter from the 2002 comparable period. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments. The lower average yield was partly offset by the benefit of higher average invested assets that resulted from strong cash flow from underwriting.

Fee income was $136.3 million in the 2003 first quarter, a $33.6 million increase from the comparable period of 2002. National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks, and claims and policy management services to workers’ compensation and automobile assigned risk plans and to self-insurance pools. Fees rose as both new business and pricing levels increased and more workers’ compensation business was written by state residual market pools. Claim volume under administration increased to $1.097 billion for the 2003 first quarter compared to $871.3 million for the comparable period in 2002.

Commercial Lines net written premiums by market were as follows:

(for the three months ended March 31, in millions)	2003	2002

Core
National Accounts	$226.9	$96.8
Commercial Accounts	949.4	859.3
Select Accounts	509.3	455.0

Total Core	1,685.6	1,411.1
Specialty
Bond	163.0	131.6
Gulf	167.9	145.0

Total Specialty	330.9	276.6

Total net written premiums	$2,016.5	$1,687.7

Net written premiums increased $328.8 million to $2.017 billion for the 2003 first quarter. The strong rate environment, growth in targeted new business, and higher customer retention levels all combined to drive premium growth.

In addition to fee based products, National Accounts works with national and regional brokers to provide tailored insurance coverages and programs, mainly to large corporations. National Accounts also includes participation in state mandated residual market workers’ compensation and automobile assigned risk plans. National Accounts net written premiums were $226.9 million in the 2003 first quarter compared to $96.8 million in the comparable period of 2002. The increase in net written premiums was due to renewal price increases, higher new business levels and higher business volume in residual market pools. The first quarter of 2002 also included a single, large premium reduction of $41.0 million related to loss-sensitive business. For fee based products see discussion of fee income above.

Commercial Accounts serves primarily mid-sized businesses for casualty products and large, mid-sized and small businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums increased 10% to $949.4 million in the 2003 first quarter, primarily driven by renewal price change increases averaging 17% for the 2003 first quarter, down from 24% in the first quarter of 2002 but consistent with the fourth quarter of 2002, and strong growth in new business offset by a decrease due to run-off lines of business. Excluding Northland and Associates, net written premiums were up 21%. All major product lines – commercial automobile, property and general liability – contributed to the rise in renewal pricing. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. New business premiums in Commercial Accounts for the 2003 first quarter were $201.3 million compared to $187.3 million in the comparable period of 2002. The business retention ratio for the 2003 first quarter was 80%, up from 75% for the comparable period of 2002. For Commercial Lines, retention represents the estimated percentage of premium available for renewal which renewed in the current period. This renewal price change, new business and retention information excludes the Company’s Northland and Associates subsidiaries. Net written premiums associated with Northland and Associates subsidiaries were $134.3 million compared to $183.5 million in the prior year quarter due to the 2002 decision to discontinue certain low margin specialty lines.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums increased 12% to $509.3 million in the 2003 first quarter. The increase in Select Accounts net written premiums primarily reflected renewal price changes averaging 13% for the 2003 first quarter compared to 17% in both the first and fourth quarters of 2002. New business premiums in Select Accounts for the 2003 first quarter were $94.7 million compared to $66.8 million in the comparable period of 2002. New business growth was especially strong in property, general liability and commercial multi-peril. The business retention ratio for the 2003 first quarter increased to 84% compared to 79% for the comparable period of 2002. Select’s retention remains strongest for small commercial business handled through the Company’s Service Centers, while premium growth has been greatest in the commercial multi-peril and property lines of business.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums of $163.0 million in the 2003 first quarter were $31.4 million higher than the comparable period of 2002, which included a $17.5 million reduction due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. The increase of $13.9 million, before the reinsurance adjustment, reflects a favorable premium rate environment and strong production growth principally in executive liability product lines, which target middle and small market private accounts, partially offset by higher reinsurance costs. In addition, the surety product lines benefited from higher premium rates in the 2003 first quarter.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on management and professional liability coverages and excess and surplus lines of insurance. Gulf net written premiums of $167.9 million in the 2003 first quarter increased $22.9 million compared to $145.0 million in the comparable period of 2002 due to significant rate increases, especially for director’s and officers’ liability insurance and other professional liability products. Gulf’s decision to exit non-core businesses, including assumed reinsurance, transportation, residual value and property, partially offset increases in Gulf’s core specialty lines.

Commercial Lines claims and expenses of $2.054 billion in the 2003 first quarter increased $368.3 million from $1.685 billion in the comparable period of 2002. The 2003 increase was primarily due to increased loss cost trends, unfavorable prior year reserve development and higher weather related catastrophe losses. Unfavorable prior year reserve development included in claims and expenses in 2003 was $198.4 million for the 2003 first quarter compared to 2002 first quarter unfavorable prior year reserve development of $84.6 million. The most significant component in the 2003 first quarter prior year reserve development was $269.1 million related to Gulf Insurance reserve strengthening for a line of business that insured residual values of leased vehicles and that was placed in runoff in late 2001. This increase was partially offset by a $70.7 million benefit of other net favorable prior year reserve development primarily related to property coverages. Catastrophe losses, net of tax and reinsurance, were $19.5 million in the 2003 first quarter compared to no catastrophe losses in the 2002 first quarter. Catastrophe losses in the 2003 first quarter resulted from a severe winter storm in Colorado.

GAAP combined ratios before policyholder dividends for Commercial Lines were as follows:

(for the three months ended March 31,)	2003	2002

Commerical Lines GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and LAE ratio	63.9%	67.2%
Underwriting expense ratio	26.5	27.9

Total	90.4	95.1
Catastrophes	1.6	—
Prior year reserve development:
Asbestos	—	3.2
All other	10.8	2.3
Accretion of discount	1.1	0.7

Commercial Lines GAAP combined ratio	103.9%	101.3%

The 2.6 point deterioration in the GAAP combined ratio before policyholder dividends was due to higher prior year reserve development and catastrophe losses in the 2003 first quarter compared to the 2002 first quarter. The improvement in the 2003 first quarter GAAP combined ratio, before catastrophes and prior year reserve development, from the 2002 first quarter, reflects improvement in both the loss and LAE ratio and the underwriting expense ratio. The improvement in the loss and LAE ratio is primarily due to the benefit of the favorable rate environment in excess of loss trends and improved profitability from the Company’s continued effort to adjust business mix to areas generating rate adequacy. The improvement in the underwriting expense ratio is primarily attributed to premium rate increases.

Personal Lines

(for the three months ended March 31, in millions)	2003	2002

Revenues	$1,241.3	$1,143.4
Net income	$107.3	$62.6

Revenues during the 2003 first quarter of $1.241 billion increased $97.9 million from the comparable period of 2002. The increase in revenues resulted from growth in earned premiums due to premium rate increases as reflected in renewal price increases, a decrease in net investment income and lower net realized investment losses in the 2003 first quarter. Renewal price change for Personal Lines products represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term.

Net income was $107.3 million in the 2003 first quarter compared to $62.6 million in the comparable period of 2002. Personal Lines net income included $5.2 million of net realized investment losses in the 2003 first quarter compared to $7.8 million of net realized investment losses in the 2002 first quarter.

The major components of operating income and a reconciliation of operating income to net income are as follows:

(for the three months ended March 31, in millions)	2003	2002

Personal Lines underwriting gain (loss), before catastrophes and prior year reserve development	$35.1	$(3.7)
Catastrophes	(24.2)	(10.4)
Prior year reserve development	22.7	(3.3)

Underwriting gain (loss)	33.6	(17.4)
Net investment income	64.8	75.0
Other	14.1	13.6

Personal Lines operating income	112.5	71.2
Realized investment losses, net	(5.2)	(7.8)
Restructuring charge	—	(0.8)

Personal Lines net income	$107.3	$62.6

Operating income of $112.5 million for the 2003 first quarter was $41.3 million higher than $71.2 million for the 2002 comparable period. Underwriting gain (loss), before catastrophes and prior year reserve development increased $38.8 million to $35.1 million in the first quarter of 2003 due to an improved rate environment in both auto and property and a moderation in the increase in loss cost trends. Operating income in the 2003 first quarter was unfavorably impacted by catastrophe losses of $24.2 million compared to $10.4 million in the prior year quarter. Also impacting operating income was favorable prior year reserve development in the 2003 first quarter of $22.7 million after tax versus $3.3 million after tax of unfavorable prior year reserve development in the prior year quarter ($35.0 million and $5.0 million pretax, respectively). In addition, after tax net investment income of $64.8 million was $10.2 million lower than the 2002 first quarter.

Earned premiums increased $108.3 million to $1.138 billion in the 2003 first quarter from $1.030 billion in the comparable period of 2002. The increase in earned premiums in the 2003 first quarter was primarily due to renewal price increases in all product lines.

Net investment income was $89.4 million in the 2003 first quarter, a decrease of $14.9 million from the comparable period of 2002. The decline resulted from a reduction in investment yields in the 2003 first quarter from the 2002 comparable period. The decrease in yields resulted from the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with reduced returns in the Company’s private equity and real estate equity investments. The lower average yield was partly offset by the benefit of higher average invested assets resulting from strong cash flows from operations.

Personal Lines net written premiums by product line were as follows:

(for the three months ended March 31, in millions)	2003	2002

Automobile	$736.6	$687.1
Homeowners and Other	413.4	350.3

Total net written premiums	$1,150.0	$1,037.4

The increase in net written premiums of $112.6 million in the 2003 first quarter was principally a result of renewal price increases in both the Automobile and Homeowners and Other lines of business.

Automobile net written premiums increased 7% to $736.6 million in the 2003 first quarter. Renewal price changes for standard voluntary business were 7% for the 2003 first quarter consistent with the first quarter 2002 and one percentage point below fourth quarter 2002. Policy retention levels for standard voluntary business remained favorable and averaged 81%, up one percentage point from the prior year quarter. Retention for Personal Lines products represents the estimated percentage of policies from the prior period renewed in the current period.

Homeowners and Other net written premiums increased 18% to $413.4 million in the 2003 first quarter. Renewal price changes averaged 13% for the 2003 first quarter compared to 12% in the first quarter 2002 and 15% in the fourth quarter 2002. Retention levels also remained favorable and averaged 81%.

Production through the Company’s independent agents in Personal Lines, which represents over 82% of Personal Lines total net written premiums, was up 11% to $945.0 million in the 2003 first quarter. Net written premiums through other channels were up 10% to $205.0 million for the 2003 first quarter as the favorable impact of renewal price changes was offset in part by a reduction in policies in force due to underwriting actions taken to eliminate marginally profitable businesses.

Personal Lines claims and expenses of $1.087 billion in the 2003 first quarter increased $28.7 million from $1.058 billion in the first quarter of 2002. The 2003 increase was primarily attributed to the effect of increased loss cost trends and higher catastrophe losses partially offset by favorable prior year reserve development. The 2003 first quarter includes $35.0 million of favorable prior year reserve development versus unfavorable prior year reserve development of $5.0 million in the 2002 first quarter. The 2003 first quarter favorable prior year reserve development primarily related to property business written in 2002. Catastrophe losses, net of tax and reinsurance, were $24.2 million in the 2003 first quarter compared to $10.4 million in the comparable period of 2002. Catastrophe losses in the 2003 first quarter were primarily due to winter storms in the Mid-Atlantic states, the Northeast and Colorado. Catastrophe losses in the 2002 first quarter were primarily due to winter storms in the Midwest and New York.

GAAP combined ratios for Personal Lines were as follows:

(for the three months ended March 31,)	2003	2002

Personal Lines GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and LAE ratio	70.1%	74.2%
Underwriting expense ratio	25.1	26.4

Total	95.2	100.6
Catastrophes	3.3	1.6
Prior year reserve development	(3.1)	0.5

Personal Lines GAAP combined ratio	95.4%	102.7%

The 7.3 point improvement in the 2003 first quarter GAAP combined ratio resulted from premium rate increases that exceeded loss cost trends and favorable prior year reserve development compared to unfavorable prior year reserve development in the 2002 first quarter, partially offset by higher catastrophes. The improvement in the 2003 first quarter GAAP combined ratio before catastrophes and prior year reserve development compared to the 2002 first quarter, reflects an improvement in both the loss and LAE ratio and in the underwriting expense ratio. The improvement in the underwriting expense ratio is primarily attributed to the benefit of premium rate increases.

Interest Expense and Other

(for the three months ended March 31, in millions)	2003	2002

Revenues	$1.6	$1.4
Net loss	$(34.9)	$(22.0)

The after tax charge of $34.9 million for Interest Expense and Other increased from $22.0 million in the prior year quarter, primarily due to higher interest costs and shareholder services costs that increased subsequent to the August 20, 2002, spin off from Citigroup. The primary component of net loss was after-tax interest expense of $32.8 million in the 2003 first quarter and $22.9 million in the 2002 comparable period. The increase in interest expense in the 2003 first quarter is primarily due to recent refinancing activities, which included temporary financing of $550.0 million first obtained in December 2002 in connection with the fourth quarter 2002 asbestos reserve strengthening and $1.400 billion of senior notes issued on March 11, 2003. The proceeds from this note issuance were used to prepay, in full, a $500.0 million note to Citigroup on March 11, 2003, and to redeem $900.0 million of trust preferred securities on April 9, 2003. For additional information see “Liquidity and Capital Resources.”

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from judicial interpretations and other trends that have attempted to maximize insurance availability for asbestos claims, from both a coverage and liability standpoint, far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. As a result, the Company continues to experience an increase in the number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., and who have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. See “Legal Proceedings.” During 2002 and continuing into 2003, the trends described above have accelerated. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims. See “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Many coverage disputes with policyholders are only resolved through settlement agreements. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt policyholders may include extensive releases which are favorable to the Company but could result in settlements for larger amounts than originally anticipated. As in the past, the Company will continue to pursue settlement opportunities. For a discussion of settlement activities with PPG Industries, Inc. see note 11 to the condensed consolidated financial statements.

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, including in some cases with respect to previous settlements. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. See “Legal Proceedings.”

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

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. There has been an acceleration in recent quarters in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the first quarter of 2003, approximately 66% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net asbestos losses paid were $189.7 million for the first quarter of 2003 compared to $76.3 million for the first quarter of 2002 reflective of the items described above and consistent with Company expectations based upon the Company’s recently completed asbestos study.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2003	2002

Beginning reserves:
Direct	$4,287.1	$1,046.0
Ceded	(882.8)	(225.6)

Net	3,404.3	820.4
Incurred losses and loss expenses:
Direct	—	49.8
Ceded	—	0.2
Accretion of discount:
Direct	7.6	—
Ceded	(0.1)	—
Losses paid:
Direct	211.6	91.8
Ceded	(21.9)	(15.5)

Ending reserves:
Direct	4,083.1	1,004.0
Ceded	(861.0)	(209.9)

Net	$3,222.1	$794.1

There are currently state and federal proposals to reform the current system for handling asbestos claims and related litigation. One prominent proposal is the creation of a federal asbestos claims trust to compensate asbestos claimants. At this time it is not possible to predict the likelihood or timing of such proposals being enacted or the effect on the Company if they are enacted.

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

The Company’s reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. At March 31, 2003, approximately 71% of the net environmental reserve (approximately $270.5 million), is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 29% of the net environmental reserve (approximately $113.0 million), consists of case reserves for resolved claims. Net environmental losses paid were $2.0 million and $45.5 million for the three months ended March 31, 2003 and 2002, respectively. The amount of environmental losses paid tends to fluctuate by quarter and is impacted by the timing and terms of settlement agreements reached with policyholders.

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

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any, for each policyholder on a regular basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves.

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

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2003	2002

Beginning reserves:
Direct	$447.8	$478.8
Ceded	(62.3)	(82.8)

Net	385.5	396.0
Incurred losses and loss expenses:
Direct	—	14.0
Ceded	—	(0.3)
Losses paid:
Direct	10.4	59.3
Ceded	(8.4)	(13.8)

Ending reserves:
Direct	437.4	433.5
Ceded	(53.9)	(69.3)

Net	$383.5	$364.2

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. Also see “Legal Proceedings.”

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

Note – Beginning in the first quarter of 2003, the Company’s cumulative injury other than asbestos (CIOTA) reserves have been combined with the Company’s general reserves due to lower levels of activity during recent periods. Previously, CIOTA reserves were separately disclosed in the Company’s Forms 10-K and 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal asset is the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI) and its insurance subsidiaries.

The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasing reinsurance coverage disputes. Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. Net cash flows provided by operating activities totaled $892.7 million and $255.3 million in the first quarter of 2003 and 2002, respectively. The improvement in net cash flows provided by operating activities primarily reflects the benefits of premium rate increases and the receipt of $360.7 million related to recoveries from full utilization of the Citigroup indemnification agreement. For additional information on the Citigroup indemnification agreement see note 10 to the condensed consolidated financial statements. Additional sources of cash flow include the sale of invested assets and financing activities. It is the opinion of the Company’s management that the Company’s future liquidity needs will be met from all of the above sources.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s maturing liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company’s invested assets at March 31, 2003 totaled $39.361 billion, of which 91% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, 1% in mortgage loans and real estate and 6% in other investments. The average duration of fixed maturities and short-term securities, net of securities lending activities and net receivables and payables on investment sales and purchases was 4.3 as of March 31, 2003, a 0.7 decrease from 5.0 as of December 31, 2002. Commencing in the first quarter of 2003, the computation of average duration has been changed to reflect the impact of tax-exempt investments. The December 31, 2002 average duration presented above has been recalculated under this methodology. The reduction in average duration resulted from the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the purchase of certain treasury futures contracts.

An investment in a debt or equity security is impaired if its fair value falls below its book value and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period.

The Company’s process for reviewing invested assets for impairments during any quarter includes the following:

•	Identification and evaluation of investments which have possible indications of impairment;

•	Analysis of investments with gross unrealized investment losses that have fair values less than 80% of amortized cost during successive quarterly periods over a rolling one-year period;

•	Review of investment advisor(s) recommendations for other-than-temporary impairments based on the investee’s current financial condition, liquidity, near-term recovery prospects and other factors, as well as consideration of other investments that were not recommended for other-than-temporary impairments;

•	Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment;

•	Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

Impairment charges of $58.2 million and $62.2 million were recognized in net income during the first quarter of 2003 and 2002, respectively.

The amortized cost and fair value of fixed maturities and equity securities were as follows:

		Gross Unrealized
	Amortized			Fair
(at March 31, 2003, in millions)	Cost	Gains	Losses	Value

Fixed maturies	$29,041.6	$1,480.8	$170.6	$30,351.8
Equity securities	798.4	50.2	37.7	810.9

Total	$29,840.0	$1,531.0	$208.3	$31,162.7

		Gross Unrealized
	Amortized			Fair
(at December 31, 2002, in millions)	Cost	Gains	Losses	Value

Fixed maturies	$28,877.8	$1,408.8	$283.4	$30,003.2
Equity securities	861.9	28.6	39.0	851.5

Total	$29,739.7	$1,437.4	$322.4	$30,854.7

At March 31, 2003, the gross unrealized investment loss for fixed maturities and equity securities where fair value is less than 80% of amortized cost were as follows:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost

		Greater than	Greater than
		3 Months	6 Months
	Less than	Less Than	Less Than	Greater than
(in millions)	3 Months	6 Months	12 Months	12 Months	Total

Fixed maturities	$36.2	$38.0	$19.9	$8.7	$102.8
Equity securities	8.9	3.7	—	3.4	16.0

	$45.1	$41.7	$19.9	$12.1	$118.8

Impairment charges included in net realized investment gains by quarter were as follows:

(in millions)	1Q02	2Q02	3Q02	4Q02	1Q03

Fixed maturities	$59.0	$117.8	$33.3	$50.3	$46.6
Equity securities	3.2	2.4	1.4	1.1	0.1
Real Estate	—	6.5	—	9.1	11.5

	$62.2	$126.7	$34.7	$60.5	$58.2

TPC and TIGHI’s cash flow needs include shareholder dividends and debt service. TPC and TIGHI are holding companies and have no direct operations and meet cash flow needs primarily through dividends from operating subsidiaries.

At March 31, 2003, total cash and short-term invested assets aggregating $949.7 million were held at TPC and TIGHI. These amounts include the temporary investment of $900.0 million of proceeds from the $1.400 billion senior notes issued on March 11, 2003. The $900.0 million was used on April 9, 2003 to redeem TIGHI’s Trust Securities. The remaining balance of these liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries. These liquid assets, combined with other sources of funds available to TPC, primarily additional dividends from the Company’s operating subsidiaries, are considered sufficient to meet the liquidity requirements of the Company’s holding companies.

In December 2002, the Company entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a Promissory Note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, the Company issued $550.0 million of Floating Rate Notes due in February 2004, which is included in short-term debt in the condensed consolidated balance sheet. The proceeds from these notes were used to prepay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003, the Company repurchased $75.0 million of the Floating Rate Notes at par plus accrued interest. The remaining $475.0 million are callable by the Company after August 5, 2003.

On March 11, 2003 TPC issued $1.4 billion of senior notes comprised of $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to its primary subsidiary, TIGHI, so that TIGHI could repay $500.0 million indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

These senior notes were sold to qualified institutional buyers as defined under Rule 144A under the Securities Act of 1933 (the Securities Act) and outside the United States in reliance on Regulation S under the Securities Act. Accordingly, the notes (the restricted notes) were not registered under the Securities Act or any state securities laws and could not be transferred or resold except pursuant to certain exemptions. As part of this offering, TPC agreed to file a registration statement under the Securities Act to permit the exchange of the notes for registered notes (the Exchange Notes) having terms identical to those of the senior notes described above (Exchange Offer). On April 14, 2003, TPC initiated the Exchange Offer pursuant to a Form S-4 that was filed with the Securities and Exchange Commission. Accordingly, each series of Exchange Notes has been registered under the Securities Act, and the transfer restrictions and registration rights relating to the restricted notes do not apply to the Exchange Notes.

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, its former parent:

•	A $250.0 million 45-month revolving line of credit for which it pays a commitment fee. Borrowings under this line of credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. The line of credit includes a utilization fee that is added to the applicable margin for any date where advances exceed 50% of the total commitment. The commitment fee, applicable margin and utilization fee are based upon a pre-established pricing grid that is dependant upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings.

•	A $250.0 million 364-day revolving line of credit for which it pays a commitment fee. TPC has the option, provided there is no default or event of default, to convert outstanding advances at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. With the consent of Citibank, TPC may also extend the commitment of the facility for another 364-day period under the same terms and conditions that are currently in place. Borrowings under this line of credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. The line of credit includes a utilization fee that is added to the applicable margin for any date where advances exceed 50% of the total commitment. The commitment fee, applicable margin and utilization fee are based upon a pre-established pricing grid that is dependant upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings.

Previous lines of credit between TIGHI and Citigroup have been terminated.

Contractual obligations at March 31, 2003 included the following:

		Less
Payments Due by Period		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years

Short-term debt	$475.0	$475.0	$—	$—	$—
Long-term debt	1,777.0	3.0	162.0	406.0	1,206.0
Convertible junior subordinated notes payable	892.5	—	—	—	892.5
Convertible notes payable	49.6	—	—	—	49.6
TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI, redeemed April 9, 2003	900.0	900.0	—	—	—
Operating leases	296.4	83.6	146.9	41.4	24.5

	$4,390.5	$1,461.6	$308.9	$447.4	$2,172.6

In the normal course of business, the Company has unfunded commitments to partnerships in which it invests. These commitments were $730.2 million and $864.3 million at March 31, 2003 and December 31, 2002, respectively.

On January 23, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on class A and class B common stock, paid on February 28, 2003, to shareholders of record on February 5, 2003. Also, on April 24, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on class A and class B common stock, payable May 30, 2003, to shareholders of record on May 6, 2003. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of TPC’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.

On January 23, 2003, the Company, through its Capital Accumulation Program (CAP), issued 1,943,627 shares of class A common stock in the form of restricted stock to participating officers and other key employees. The fair value per share of the class A common stock was $16.18. The restricted stock generally vests after a three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. The unamortized unearned compensation expense associated with these awards is included as unearned compensation as a separate component of equity in the condensed consolidated balance sheet. Unearned compensation expense is recognized as a charge to income ratably over the vesting period.

On September 25, 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time through September 2004 in the open market, and it is expected that funding for the program will principally come from operating cash flow. When shares are repurchased, such shares will be authorized and unissued and reported as treasury stock in the consolidated balance sheet. There were no shares repurchased under this program as of March 31, 2003.

TPC’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends that can be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $727.7 million will be available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. However, a portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. TPC’s insurance subsidiaries did not pay any dividends to TIGHI during the first quarter of 2003; however, on April 1, 2003, the insurance subsidiaries paid $320.0 million of dividends to TIGHI.

TPC has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If TPC elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

CRITICAL ACCOUNTING POLICIES

The Company considers its most significant accounting policies to be those applied to unpaid claim and claim adjustment liabilities and related reinsurance recoverables. Further explanation of how management applies its judgment is included throughout this Management’s Discussion and Analysis and in the notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K.

Total claims and claim adjustment expense reserves were $33.801 billion at March 31, 2003. The Company maintains property and casualty loss reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. Management considers actuarial estimates, current conditions and trends, as well as past company and certain industry experience in establishing reserve estimates. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional income statement charges.

During 2001, the Company recorded a charge of $489.5 million representing the estimated loss for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables, related to the terrorist attack on September 11th. The associated reserves and related reinsurance recoverables represent the estimated ultimate net costs of all incurred claims and claim adjustment expenses related to the attack. Since the reserves and related reinsurance recoverables are based on estimates, the ultimate net liability may be more or less than such amounts.

Some of the Company’s loss reserves are for environmental and asbestos claims and related litigation. While the study of asbestos claims and associated liabilities and the analysis of environmental claims considered the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability, and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management it is possible that the outcome of the continued uncertainties regarding asbestos-related claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation.

Total reinsurance recoverables were $10.954 billion at March 31, 2003. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.

The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers. In recent quarters, the Company has experienced an increase in the frequency of these reinsurance coverage disputes. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company’s rights and obligations under various reinsurance agreements. The Company employs dedicated specialists and aggressive strategies to manage reinsurance collections and disputes.

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. Changes in these estimates could result in additional income statement charges.

The Company’s insurance subsidiaries are required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to insureds that otherwise are unable to purchase coverage in the open market. The costs of these mandatory pools in most states are usually charged back to the participating members in proportion to voluntary writings of related business in that state. In the event that a member of that pool becomes insolvent, the remaining members assume an additional pro rata share of the pool’s liabilities.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See notes 2 and 3 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and oral statements by management of the Company may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, the Company has forward-looking statements about the Company’s results of operations, financial condition, liquidity, and the sufficiency of the Company’s asbestos reserves under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative disclosures about market risk of Travelers Property Casualty Corp. (TPC) and subsidiaries (collectively, the Company) should be read in conjunction with the quantitative and qualitative disclosures about market risk as of December 31, 2002 included in the Company’s Form 10-K.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. Changes in the Company’s short-term and long-term debt and notes payable to affiliates have occurred since December 31, 2002. The primary market risk for these market sensitive instruments is interest rate risk at the time of refinancing. For information regarding the Company’s long-term debt and notes payable to former affiliates, see note 8 to the condensed consolidated financial statements. In addition, the average duration of the Company’s fixed maturities portfolio decreased from December 31, 2002, primarily as a result of the impact of the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the purchase of certain treasury futures contracts. See the Liquidity and Capital Resources section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company analyzes quantitative information about market risk based on a sensitivity analysis model. This model produces a loss in fair value of market sensitive instruments of approximately $1.3 billion and $1.5 billion based on a 100 basis point increase in interest rates as of March 31, 2003 and December 31, 2002, respectively.

The Company’s sensitivity model also calculates a potential loss in fair value with the inclusion of certain non-financial instruments, including premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. Based on this model, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of March 31, 2003 and December 31, 2002 is not material.

Item 4.	CONTROLS AND PROCEDURES

The Company has established and maintains “disclosure controls and procedures” (as those terms are defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Robert I. Lipp, Chairman and Chief Executive Officer of the Company, and Jay S. Benet, Chief Financial Officer of the Company, have evaluated the Company’s disclosure controls and procedures within ninety days of the filing of this Form 10-Q. Based on their evaluations, Messrs. Lipp and Benet have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and Forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls after the date of their evaluations. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

This section describes certain major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries are a party or to which any of the Company’s property is subject.

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

The trial courts ordered dismissal of the California, Pennsylvania and New York cases and, in February 2003, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.). In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan denied defendants’ motions to dismiss. The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The Michigan, Pennsylvania and New Jersey courts denied class certification. Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted. The New Jersey appellate court denied plaintiffs’ request to appeal. After the rulings described above, the plaintiffs withdrew the New York and Michigan cases. The Company is vigorously defending all of the pending cases and the Company’s management believes the Company has meritorious defenses; however the outcome of these disputes is uncertain.

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

All of the actions described in the preceding paragraph, other than the Hawaii actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of former Travelers policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on Travelers’ motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order. In January 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court.

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

The Company is involved in a number of proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos-related claims pending against it by negotiating with the claimants and assigning them ACandS’ rights to recover under insurance policies issued by the Company. ACandS has asserted that the Company is responsible for the financial obligations created by these settlements as well as for any future claims brought against it, and that insurance policy aggregate limits do not apply. An insurance coverage arbitration commenced in January 2001. The presentation of this case before an arbitration panel commenced in April 2003. In January 2003, ACandS filed a proposed Plan of Reorganization in its Bankruptcy proceeding. Pursuant to that plan, ACandS seeks to establish a trust for the handling and disposition of asbestos claims. That trust, according to the proposed plan, will be assigned ACandS’ rights to its insurance policies issued by the Company. In addition to the bankruptcy and the arbitration proceedings, the Company and ACandS are also involved in insurance coverage litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D.Pa, commenced in September 2000). No trial date has been set in this case. The Company is vigorously defending these cases, and Company management believes the Company has meritorious defenses. In the bankruptcy, arbitration and litigation proceedings, the Company has asserted or will assert numerous defenses, including that the claims against ACandS are subject to aggregate limits which have already been exhausted because the relevant policies were issued after ACandS ceased installing asbestos-related materials; that even if not subject to aggregate limits, the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations; that the settlements entered into between ACandS and the asbestos claimants are not binding on the Company; and that any plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or deprive the Company of its right to litigate the claims against ACandS.

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

On January 14, 2003, the Company filed a Current Report on Form 8-K dated January 14, 2003, (a) reporting under Item 5 thereof the result’s of the Company’s previously announced study regarding asbestos reserves, an estimate of earnings for the 2002 fourth quarter, and earnings outlook for 2003, and (b) filing under Item 7 thereof the related press release.

On January 24, 2003, the Company filed a Current Report on Form 8-K dated January 23, 2003, (a) reporting under Item 5 thereof the results of the Company’s operations for the quarter and year ended December 31, 2002, and (b) filing under Item 7 thereof the related press release and a fourth quarter financial supplement.

On February 3, 2003, the Company filed a Current Report on Form 8-K dated February 3, 2003, reporting under Item 9 thereof an update to the Legal Proceedings disclosure in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

On March 12, 2003, the Company filed a Current Report on Form 8-K dated March 12, 2003, (a) reporting under Item 5 thereof the Company’s completion of a $1.4 billion debt offering, and (b) filing under Item 7 thereof the related press release.

No other reports on Form 8-K were filed during the 2003 first quarter; however,

On April 1, 2003 the Company filed a Current Report on Form 8-K dated April 1, 2003, (a) reporting under Item 5 thereof that the Company strengthened certain reserves of its majority-owned subsidiary, Gulf Insurance, and (b) filing under Item 7 thereof the related press release.

On April 17, 2003, the Company filed a Current Report on Form 8-K, dated April 17, 2003, (a) reporting under Item 12 thereof (but provided under Item 9 pursuant to SEC interim filing guidance for Item 12) the results of the Company’s operations for the quarter ended March 31, 2003, and (b) filing under Item 7 thereof the related press release and a first quarter financial supplement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Travelers Property Casualty Corp.

Date: May 8, 2003	By	/s/ Jay S. Benet Jay S. Benet Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2003	By	/s/ Douglas K. Russell Douglas K. Russell Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATION

I, Robert I. Lipp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Travelers Property Casualty Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Jay S. Benet Jay S. Benet Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1.1	Restated Certificate of Incorporation of the Company, effective March 19, 2002, was filed as Exhibit 3.1.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

3.1.2	Amendment to Restated Certificate of Incorporation of the Company, effective March 20, 2002, was filed as Exhibit 3.1.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, effective January 23, 2003, was filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.1	Travelers Property Casualty Corp. 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

99.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

† Filed herewith.