Form 10-Q
period 2003-06-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2003-08-13
CIK 919482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

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
Yes  [   ]  No  [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock outstanding as of July 28, 2003:

Class A	507,089,579
Class B	499,901,062

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues
Premiums	$3,100.4	$2,756.7	$6,079.0	$5,341.3
Net investment income	455.9	464.8	911.8	952.6
Fee income	133.7	108.8	270.0	211.5
Realized investment gains (losses), net	16.1	(36.0)	22.6	(7.2)
Other revenues	42.6	25.5	68.3	54.3

Total revenues	3,748.7	3,319.8	7,351.7	6,552.5

Claims and expenses
Claims and claim adjustment expenses	2,211.0	2,094.3	4,498.9	4,080.4
Amortization of deferred acquisition costs	483.4	446.1	946.1	872.5
Interest expense	40.3	39.8	92.0	75.6
General and administrative expenses	413.3	304.4	806.7	634.5

Total claims and expenses	3,148.0	2,884.6	6,343.7	5,663.0

Income before federal income taxes, minority interest and cumulative effect of change in accounting principle	600.7	435.2	1,008.0	889.5
Federal income taxes	155.1	103.2	244.9	212.8
Minority interest, net of tax	4.4	—	(18.1)	—

Income before cumulative effect of change in accounting principle	441.2	332.0	781.2	676.7
Cumulative effect of change in accounting for goodwill and other intangible assets, net of tax	—	—	—	(242.6)

Net income	$441.2	$332.0	$781.2	$434.1

Basic earnings per share
Income before cumulative effect of change in accounting principle	$0.44	$0.33	$0.78	$0.75
Cumulative effect of change in accounting principle	—	—	—	(0.27)

Net income	$0.44	$0.33	$0.78	$0.48

Weighted average number of common shares outstanding	1,002.3	1,000.0	1,002.4	897.9

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$0.44	$0.33	$0.78	$0.75
Cumulative effect of change in accounting principle	—	—	—	(0.27)

Net income	$0.44	$0.33	$0.78	$0.48

Weighted average number of common shares outstanding and common stock equivalents	1,007.7	1,000.0	1,007.6	897.9

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except shares and per share data)

	June 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Fixed maturities, available for sale at fair value (including $3,316.7 and $580.5 subject to securities lending and repurchase agreements) (amortized cost $29,849.5 and $28,877.8)	$31,668.3	$30,003.2
Equity securities, at fair value (cost $755.3 and $861.9)	811.3	851.5
Mortgage loans	251.9	257.9
Real estate held for sale	1.7	12.5
Short-term securities	5,210.7	4,853.6
Trading securities, at fair value	43.8	40.7
Other investments	2,240.8	2,405.8

Total investments	40,228.5	38,425.2

Cash	209.1	92.2
Investment income accrued	337.7	339.3
Premium balances receivable	4,095.3	3,861.4
Reinsurance recoverables	11,043.8	10,977.5
Deferred acquisition costs	923.0	873.0
Deferred federal income taxes	734.5	1,447.1
Contractholder receivables	2,710.8	2,544.1
Goodwill	2,411.5	2,411.5
Receivables for investment sales	631.1	138.7
Other assets	2,705.4	3,027.5

Total assets	$66,030.7	$64,137.5

Liabilities
Claims and claim adjustment expense reserves	$33,650.9	$33,736.0
Unearned premium reserves	6,818.8	6,459.9
Contractholder payables	2,710.8	2,544.1
Short-term debt	450.4	—
Notes payable to former affiliates	—	700.0
Long-term debt	1,758.1	926.2
Convertible junior subordinated notes payable	868.3	867.8
Convertible notes payable	49.7	49.7
Payables for investment purchases	1,046.5	3,737.9
Payables for securities lending and repurchase agreements	3,302.4	597.9
Other liabilities	4,059.0	3,480.7

Total liabilities	54,714.9	53,100.2

TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	—	900.0

Shareholders’ equity
Common Stock:
Class A, $.01 par value, 1.5 billion shares authorized, 508.1 million and 504.2 million issued and outstanding at June 30, 2003 and December 31, 2002, respectively	5.1	5.0
Class B, $.01 par value, 1.5 billion shares authorized, 500.0 million issued and outstanding	5.0	5.0
Additional paid-in capital	8,667.5	8,618.4
Retained earnings	1,538.7	880.5
Accumulated other changes in equity from nonowner sources	1,162.2	656.6
Treasury stock, at cost (1.3 million and .3 million shares)	(19.7)	(4.9)
Unearned compensation	(43.0)	(23.3)

Total shareholders’ equity	11,315.8	10,137.3

Total liabilities and shareholders’ equity	$66,030.7	$64,137.5

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

For the six months ended June 30,	2003	2002

Common stock and additional paid in capital
Balance, beginning of period	$8,628.4	$4,440.7
Net employee stock-based compensation plans	52.9	—
Net proceeds from initial public offering	—	4,089.5
Other	(3.7)	18.2

Balance, end of period	8,677.6	8,548.4

Retained earnings
Balance, beginning of period	880.5	6,004.2
Net income	781.2	434.1
Receipts from former subsidiaries	—	157.5
Dividends	(123.0)	(5,252.5)

Balance, end of period	1,538.7	1,343.3

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of period	656.6	241.4
Net unrealized gain on investment securities	492.5	120.6
Other	13.1	10.4

Balance, end of period	1,162.2	372.4

Treasury stock (at cost)
Balance, beginning of period	(4.9)	—
Net employee stock-based compensation plans	(14.8)	—

Balance, end of period	(19.7)	—

Unearned compensation
Balance, beginning of period	(23.3)	—
Net issuance of restricted stock under employee stock-based compensation plans	(33.5)	—
Restricted stock amortization	13.8	—

Balance, end of period	(43.0)	—

Total shareholders’ equity	$11,315.8	$10,264.1

Common shares outstanding
Balance, beginning of period	1,003.9	769.0
Shares issued in Initial Public Offering	—	231.0
Net shares issued for employee stock-based compensation plans	2.9	—

Balance, end of period	1,006.8	1,000.0

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

For the six months ended June 30,	2003	2002

Cash flows from operating activities
Net income	$781.2	$434.1
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(22.6)	7.2
Cumulative effect of changes in accounting principles, net of tax	—	242.6
Depreciation and amortization	18.9	18.5
Deferred federal income taxes (benefit)	440.8	(50.4)
Amortization of deferred policy acquisition costs	946.1	872.5
Premium balances receivable	(233.9)	(209.0)
Reinsurance recoverables	(66.3)	56.3
Deferred acquisition costs	(996.1)	(953.0)
Insurance reserves	273.8	474.6
Trading account activities	(3.1)	209.5
Recoveries from former affiliate	360.7	—
Other	331.9	6.0

Net cash provided by operating activities	1,831.4	1,108.9

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	2,054.4	1,394.1
Mortgage loans	13.7	13.1
Proceeds from sales of investments
Fixed maturities	4,130.5	5,885.3
Equity securities	148.6	76.1
Real estate held for sale	10.8	—
Purchases of investments
Fixed maturities	(7,199.1)	(8,389.8)
Equity securities	(39.6)	(78.7)
Mortgage loans	(7.7)	—
Real estate held for sale	—	(4.7)
Short-term securities, (purchases) sales, net	(223.0)	(51.4)
Other investments, net	218.8	671.5
Securities transactions in course of settlement	(369.5)	37.3

Net cash used in investing activities	(1,262.1)	(447.2)

Cash flows from financing activities
Issuance of short-term debt	549.5	—
Payment of short-term debt	(99.0)	—
Issuance of long-term debt	1,381.9	—
Payment of long-term debt	(550.0)	—
Issuance of convertible notes, net	—	867.0
Payment of note payables to former affiliate	(700.0)	(5,299.0)
Redemption of mandatorily redeemable preferred stock	(900.0)	—
Initial public offering	—	4,089.5
Issuance of common stock-employee stock options	17.5	—
Treasury stock acquired	(6.1)	—
Receipts from former affiliates	—	157.5
Dividends to shareholders	(120.9)	—
Dividend to former affiliate	—	(157.5)
Payment of dividend on subsidiary’s preferred stock	(2.6)	—
Purchase of real estate from former affiliate	—	(68.2)
Transfer of employee benefit obligations to former affiliates	(22.7)	(172.4)
Transfer of lease obligations to former affiliate	—	(87.8)

Net cash used in financing activities	(452.4)	(670.9)

Net increase (decrease) in cash	116.9	(9.2)
Cash at beginning of period	92.2	236.9

Cash at end of period	$209.1	$227.7

Supplemental disclosure of cash flow information
Income taxes (received) paid	$(488.2)	$104.5
Interest paid	$68.3	$40.5

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

2.	CHANGES IN ACCOUNTING PRINCIPLES

Stock-Based Compensation

The Company has an employee stock incentive compensation plan (the plan) that includes stock option programs and restricted stock programs, which are described more fully in the notes to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002. Prior to January 1, 2003, the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. Under APB 25 the restricted stock awards are valued based upon their fair value at the date of issuance and charged to compensation expense ratably over the vesting period. Options granted prior to January 1, 2003 were not reflected in compensation expense as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant.

Effective January 1, 2003, the Company elected to prospectively adopt the fair value method of accounting for its employee stock-based compensation plans as defined in the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), for all employee awards granted, modified, or settled after January 1, 2003. Under this method, compensation cost is measured at the grant date based on the fair value of the award derived by the application of an option pricing model and is recognized ratably over the vesting period. The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

2.	CHANGES IN ACCOUNTING PRINCIPLES, Continued

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2003	2002	2003	2002

Net income, as reported	$441.2	$332.0	$781.2	$434.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.7	4.0	9.1	8.7
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects (1)	(18.4)	(21.5)	(36.5)	(36.3)

Net income, pro forma	$427.5	$314.5	$753.8	$406.5

Earnings per share
Basic and diluted – as reported	$0.44	$0.33	$0.78	$0.48
Basic – pro forma	0.43	0.31	0.75	0.45
Diluted – pro forma	0.42	0.31	0.75	0.45

(1)	2002 includes the fair value of stock-based employee compensation in Citigroup’s common stock. The awards in Citigroup shares were replaced with the Company’s class A common shares in August 2002.

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

The Company had customer-related intangible assets with a gross carrying amount of $470.6 million as of both June 30, 2003 and December 31, 2002, and with accumulated amortization of $108.5 million and $90.8 million as of June 30, 2003 and December 31, 2002, respectively, which are included in other assets in the condensed consolidated balance sheet. Amortization expense was $8.8 million for each of the three months ended June 30, 2003 and 2002 and was $17.7 million for each of the six months ended June 30, 2003 and 2002. Intangible assets amortization expense is estimated to be $17.7 million for the remainder of 2003, $34.2 million in 2004, $31.3 million in 2005 and $29.6 million in each of 2006, 2007 and 2008.

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

The Company does not hold any variable interest entities acquired subsequent to January 31, 2003. For purposes of applying FIN 46, the Company is evaluating the following investments which were acquired or created prior to February 1, 2003 to determine whether such investments should be consolidated or disclosed as variable interest entities in the Company’s future financial statements (amounts are as of June 30, 2003):

•	Real estate partnerships and joint ventures that are accounted for under the equity method of accounting and have a total carrying value of $261.0 million on the consolidated balance sheet; the Company’s unfunded commitments associated with real estate partnerships and joint ventures were $125.8 million.

•	Investment partnerships that are accounted for under the equity method of accounting and have a carrying value of $1.478 billion on the consolidated balance sheet; the Company’s unfunded commitments associated with investment partnerships were $622.9 million.

•	Below investment grade asset-backed securities and commercial mortgage-backed securities that are reported at fair value and have a carrying value of $132.3 million on the consolidated balance sheet.

•	Equity investments that are reported at fair value and have a carrying value of $33.6 million on the balance sheet and private equity investments that are accounted for under the equity method of accounting and have a carrying value of $385.4 million on the balance sheet. There were no unfunded commitments associated with these equity investments.

The Company continues to assess the impact, if any, that the consolidation and disclosure provisions of FIN 46 may have on the consolidated financial statements.

3.	ACCOUNTING STANDARDS NOT YET ADOPTED, Continued

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

•	A financial instrument issued in the form of shares that is mandatorily redeemable - that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur;

•	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer’s equity shares that is to be physically settled or net cash settled);

•	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: (a) a fixed monetary amount known at inception; (b) variations in something other than the fair value of the issuer’s equity shares; or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.

FAS 150 applies to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement of financial statements for earlier years presented is not permitted. The Company is currently assessing the impact, if any, that FAS 150 may have on its consolidated financial statements; however, the Company does not expect its impact to be significant.

4.	SEGMENT INFORMATION

			Total
	Commercial	Personal	Reportable
(at and for the three months ended June 30, in millions)	Lines	Lines	Segments

2003
Revenues
Premiums	$1,907.6	$1,192.8	$3,100.4
Net investment income	365.0	90.9	455.9
Fee income	133.7	—	133.7
Other revenues	19.7	22.8	42.5

Total operating revenues	$2,426.0	$1,306.5	$3,732.5

Operating income(1)	$352.0	$106.8	$458.8
Assets	56,120.3	9,463.8	65,584.1

2002
Revenues
Premiums	$1,688.4	$1,068.3	$2,756.7
Net investment income	369.7	95.3	465.0
Fee income	108.8	—	108.8
Other revenues	6.2	19.2	25.4

Total operating revenues	$2,173.1	$1,182.8	$3,355.9

Operating income(1)	$310.5	$70.0	$380.5
Assets	50,101.2	8,956.2	59,057.4

(1)	Operating income is reflected net of tax and excludes realized investment gains (losses), net, restructuring charges and the cumulative effect of changes in accounting principles. Operating income is the basis upon which management evaluates segment results.

4.	SEGMENT INFORMATION, Continued

			Total
	Commercial	Personal	Reportable
(at and for the six months ended June 30, in millions)	Lines	Lines	Segments

2003
Revenues
Premiums	$3,747.9	$2,331.1	$6,079.0
Net investment income	730.7	180.3	911.0
Fee income	270.0	—	270.0
Other revenues	23.0	44.4	67.4

Total operating revenues	$4,771.6	$2,555.8	$7,327.4

Operating income(1)	$612.9	$219.3	$832.2
Assets	56,120.3	9,463.8	65,584.1

2002
Revenues
Premiums	$3,243.0	$2,098.3	$5,341.3
Net investment income	752.1	199.6	951.7
Fee income	211.5	—	211.5
Other revenues	13.9	40.3	54.2

Total operating revenues	$4,220.5	$2,338.2	$6,558.7

Operating income(1)	$588.1	$141.2	$729.3
Assets	50,101.2	8,956.2	59,057.4

(1)	Operating income is reflected net of tax and excludes realized investment gains (losses), net, restructuring charges and the cumulative effect of changes in accounting principles. Operating income is the basis upon which management evaluates segment results.

4.	SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2003	2002	2003	2002

Revenue reconciliation
Total revenue for reportable segments	$3,732.5	$3,355.9	$7,327.4	$6,558.7
Interest expense and other	.1	(.1)	1.7	1.0
Realized investment gains (losses), net	16.1	(36.0)	22.6	(7.2)

Total consolidated revenues	$3,748.7	$3,319.8	$7,351.7	$6,552.5

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$458.8	$380.5	$832.2	$729.3
Interest Expense and Other	(28.0)	(23.7)	(62.9)	(45.9)

Total operating income	430.8	356.8	769.3	683.4
Realized investment gains (losses), net	10.4	(24.0)	11.9	(5.1)
Restructuring charge	—	(.8)	—	(1.6)
Cumulative effect of change in accounting for goodwill and other intangible assets	—	—	—	(242.6)

Total consolidated net income	$441.2	$332.0	$781.2	$434.1

(at June 30, in millions)	2003	2002

Asset reconciliation
Total assets for reportable segments	$65,584.1	$59,057.4
Other assets	446.6	328.2

Total asset	$66,030.7	$59,385.6

5.	INVESTMENTS

     The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized			Fair
(at June 30, 2003, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$7,934.3	$340.2	$2.3	$8,272.2
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,034.4	70.7	—	1,105.1
Obligations of states, municipalities and political subdivisions	14,162.4	939.0	12.1	15,089.3
Debt securities issued by foreign governments	250.7	14.6	2.7	262.6
All other corporate bonds	6,216.3	501.8	37.1	6,681.0
Redeemable preferred stock	251.4	13.4	6.7	258.1

Total	$29,849.5	$1,879.7	$60.9	$31,668.3

		Gross Unrealized
	Amortized			Fair
(at December 31, 2002, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$8,595.4	$346.6	$1.5	$8,940.5
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,034.8	62.0	—	1,096.8
Obligations of states, municipalities and political subdivisions	12,664.4	631.9	10.3	13,286.0
Debt securities issued by foreign governments	258.2	19.9	1.7	276.4
All other corporate bonds	6,093.9	342.8	245.8	6,190.9
Redeemable preferred stock	231.1	5.6	24.1	212.6

Total	$28,877.8	$1,408.8	$283.4	$30,003.2

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
	Amortized			Fair
(at June 30, 2003, in millions)	Cost	Gains	Losses	Value

Common stocks	$71.5	$11.8	$4.6	$78.7
Nonredeemable preferred stocks	683.8	65.8	17.0	732.6

Total	$755.3	$77.6	$21.6	$811.3

(at December 31, 2002, in millions)

Common stocks	$57.4	$4.0	$11.3	$50.1
Nonredeemable preferred stocks	804.5	24.6	27.7	801.4

Total	$861.9	$28.6	$39.0	$851.5

5.	INVESTMENTS, Continued

Securities Lending and Dollar-Roll Repurchase Agreements

The Company engages in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. The Company either receives cash or marketable securities as collateral equal to at least the market value of the loaned securities plus accrued interest. Collateral is marked to market and adjusted daily. In those cases where cash collateral is received, the Company reinvests the collateral in a short-term investment pool, the loaned securities remain a recorded asset of the Company and a liability is recorded to recognize the Company’s obligation to return the collateral at the end of the loan. At June 30, 2003, $405.4 million of securities were on loan for which cash collateral was received. Where marketable securities have been received as collateral, the collateral is held by a third party custodian (tri-party lending agreement), and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement. The loaned securities remain a recorded asset of the Company, and the Company does not recognize the collateral or the obligation to return the collateral. At June 30, 2003, $262.4 million of securities were on loan under tri-party lending agreements.

The Company also engages in dollar-roll repurchase activities from which it generates net investment income from selling mortgage-backed securities and simultaneously agreeing to repurchase from the same party substantially the same securities. The Company invests the proceeds from the sale in a short-term investment pool, the sold securities remain a recorded asset of the Company and a liability is recorded to recognize the Company’s obligation to repurchase substantially the same securities at the end of a specified period. At June 30, 2003, $2.911 billion of securities were subject to dollar-roll repurchase agreements.

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of the Company’s management of exposure to changes in interest rates. The Company enters into 90 day futures contracts on 2 year, 5 year, 10 year and 30 year U.S. Treasury notes which require a daily mark to market settlement with the broker. These derivative instruments are not designated and do not qualify as hedges under Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” rules and as such the daily mark to market settlement is reflected in realized investment gains (losses), net.

6.	CHANGES IN EQUITY FROM NONOWNER SOURCES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2003	2002	2003	2002

Net income	$441.2	$332.0	$781.2	$434.1
Net unrealized gain on securities	355.3	290.5	492.5	120.6
Other (1)	7.9	9.3	13.1	10.4

Total changes in equity from nonowner sources	$804.4	$631.8	$1,286.8	$565.1

(1)	Includes foreign currency translation adjustments.

7.	EARNINGS PER SHARE (EPS)

EPS has been computed in accordance with Financial Accounting Standards No. 128, “Earnings per Share”. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares which are assumed to be issued under the Company’s 2002 Stock Incentive Plan. Excluded from the computation of diluted EPS were 38.6 million of potentially dilutive shares related to convertible junior subordinated notes payable because the contingency conditions for their issuance have not been satisfied (see note 8 of the Company’s Form 10-K for the year ended December 31, 2002). For the three and six months ended June 30, 2003 and 2002, there was no significant effect on EPS from potentially dilutive securities. For the three and six months ended June 30, 2002, shares have been adjusted to give effect to the recapitalization in March 2002, prior to the Company’s March 2002 Initial Public Offering, whereby the outstanding shares of common stock (1,500 shares) were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share amounts)	2003	2002	2003	2002

Income before cumulative effect of accounting changes	$441.2	$332.0	$781.2	$676.7
Cumulative effect of change in accounting principle	—	—	—	(242.6)

Net income available to common shareholders for basic EPS (numerator)	441.2	332.0	781.2	434.1
Effect of dilutive securities	—	—	—	—

Net income available to common shareholders for diluted EPS (numerator)	$441.2	$332.0	$781.2	$434.1

Weighted average common shares outstanding applicable to basic EPS (denominator)	1,002.3	1,000.0	1,002.4	897.9
Effect of dilutive shares	5.4	—	5.2	—

Adjusted weighted average common shares outstanding applicable to diluted EPS (denominator)	1,007.7	1,000.0	1,007.6	897.9

Basic and diluted earnings per share
Income before cumulative effect of change in accounting principle	$0.44	$0.33	$0.78	$0.75
Cumulative effect of change in accounting principle	—	—	—	(0.27)

Net income	$0.44	$0.33	$0.78	$0.48

8.	CAPITAL AND DEBT

Long-term debt and convertible notes payable outstanding were as follows:

	June 30,	December 31,
(in millions)	2003	2002

Floating rate note due 2004, prepaid February 2003	$—	$550.0
6.75% Notes due 2006	150.0	150.0
3.75% Notes due 2008	400.0	—
7.81% Notes various due dates through 2011	27.0	27.0
5.00% Notes due 2013	500.0	—
7.75% Notes due 2026	200.0	200.0
6.375% Notes due 2033	500.0	—
4.50% Convertible junior subordinated notes payable due 2032	892.5	892.5
6.00% Convertible notes payable due 2032	49.7	49.7

	2,719.2	1,869.2
Debt issuance costs	(43.1)	(25.5)

Total	$2,676.1	$1,843.7

In December 2002, the Company entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a Promissory Note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, the Company issued $550.0 million of Floating Rate Notes due in February 2004, which is included in short-term debt in the condensed consolidated balance sheet. The proceeds from these notes were used to prepay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003 and June 17, 2003, the Company repurchased $75.0 million and $24.0 million, respectively, of the Floating Rate Notes at par plus accrued interest. The remaining $451.0 million are callable by the Company after August 5, 2003.

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

These senior notes were sold to qualified institutional buyers as defined under Rule 144A under the Securities Act of 1933 (the Securities Act) and outside the United States in reliance on Regulation S under the Securities Act. Accordingly, the notes (the restricted notes) were not registered under the Securities Act or any state securities laws and could not be transferred or resold except pursuant to certain exemptions. As part of this offering, TPC agreed to file a registration statement under the Securities Act to permit the exchange of the notes for registered notes (the Exchange Notes) having terms identical to those of the senior notes described above (Exchange Offer). On April 14, 2003, TPC initiated the Exchange Offer pursuant to a Form S-4 that was filed with the Securities and Exchange Commission. Accordingly, each series of Exchange Notes has been registered under the Securities Act, and the transfer restrictions and registration rights relating to the restricted notes do not apply to the Exchange Notes. As of May 13, 2003 (the Expiration Date of the Exchange Offer), 99.8%, 99.4% and 100% of TPC’s 5, 10, and 30 year restricted notes, respectively, were exchanged for Exchange Notes.

8.	CAPITAL AND DEBT, Continued

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250.0 million 45-month revolving line of credit (the 45 Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364 Day Line of Credit and, together with the 45 Month Line of Credit, the Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-Day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364 Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. Borrowings under the Lines of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. Each Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee. The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings. Each Line of Credit requires TPC to comply with various covenants, including the maintenance of specified minimum statutory capital and surplus and compliance with a ratio of total consolidated debt to total capital. In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC.

There were no amounts outstanding under the Lines of Credit at June 30, 2003. Previous lines of credit between TIGHI and Citigroup have been terminated.

On March 20, 2002, the Board of Directors designated 3 million of the 50 million shares of preferred stock authorized as Series A Junior Participating Preferred Stock (the Series A Preferred Stock). Under the Company’s shareholder rights plan, each outstanding share of the Company’s class A and class B common stock carries with it the right to acquire one-thousandth of a share of the Series A Preferred Stock. These Rights trade with the Company’s common stock and will expire on March 20, 2012, unless the Rights are earlier redeemed. Such Rights are not presently exercisable and have no voting rights. At June 30, 2003 and December 31, 2002, there were no shares of preferred stock, including the Series A Preferred Stock, issued or outstanding.

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

During September 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time in the open market, and it is expected that funding for the program will principally come from operating cash flow. Shares repurchased will be reported as treasury stock in the consolidated balance sheet. There were no shares repurchased under this program as of June 30, 2003.

8.	CAPITAL AND DEBT, Continued

TPC’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $727.7 million will be available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. However, a portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. TPC’s insurance subsidiaries paid dividends of $320.0 million to TIGHI during the first six months of 2003.

9.	FEDERAL INCOME TAXES

At December 31, 2002, the Company had a net operating loss carryforward of $1.390 billion. Under terms of the tax sharing agreement with Citigroup, the Company is entitled to carry operating losses back to prior years upon receiving Citigroup’s consent. During the first quarter of 2003, the Company received Citigroup’s consent and, as a result, the Company’s deferred tax asset was reduced by $486.5 million with a corresponding reduction to the current federal income tax payable (included in other cash flows from operating activities in the condensed consolidated statement of cash flows.) On June 9, 2003, the Company received a federal income tax refund of $530.9 million representing the full utilization of the net operating loss carryforward.

10.	CITIGROUP INDEMNIFICATION AGREEMENT

During March 2002, the Company entered into an agreement with Citigroup which provided that in any year in which the Company recorded additional asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, Citigroup would pay to the Company the amount of any such excess up to an cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002, the Company recorded $2.945 billion of asbestos incurred losses, net of reinsurance, and accordingly has fully utilized the total benefit available under the agreement. At December 31, 2002, other assets included a $360.7 million receivable from Citigroup under this agreement, which was received during the first quarter of 2003.

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

Asbestos and Environmental-Related Proceedings

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

11.	COMMITMENTS AND CONTINGENCIES, Continued

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

The Company is involved in a number of proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos bodily injury claims pending against it by negotiating with the claimants and assigning them ACandS’ rights to recover under insurance policies issued by the Company. ACandS has asserted that the Company is responsible for the financial obligations created by these purported settlements as well as for any future claims brought against it, and that insurance policy aggregate limits do not apply. In January 2003, ACandS filed a proposed Plan of Reorganization in its bankruptcy proceeding. Pursuant to that plan, ACandS seeks to establish a trust for the handling and disposition of asbestos claims. That trust, according to the proposed plan, will be assigned ACandS’ rights to its insurance policies issued by the Company.

An insurance coverage arbitration commenced in January 2001 to determine what percentage of ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in Travelers favor that asbestos bodily injury claims paid by ACandS on or after July 31, 2003, the decision date, are subject to the Company’s aggregate policy limits, which have been exhausted.

The Company anticipates that ACandS will claim that the Company is obligated to fund 45% of ACandS’ unpaid but purportedly settled asbestos bodily injury claims that predate the arbitration decision date. In its bankruptcy filings, ACandS has estimated that the total value of these unpaid but purportedly settled claims is approximately $2.8 billion. The Company believes that it has meritorious defenses to this potential ACandS claim, which could eliminate or substantially reduce any obligation to ACandS with respect to the purportedly settled claims. The Company will continue to challenge, among other things, the amount and validity of these purported settlements in the ACandS bankruptcy. Among other defenses, the Company believes the purported settlements are not final, are unreasonable in amount, are not binding on the Company and that any plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or to deprive the Company of its right to litigate the claims against ACandS.

In addition to the bankruptcy and the recently concluded arbitration proceedings, the Company and ACandS are also involved in insurance coverage litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D.Pa, commenced in September 2000). This litigation primarily involves the extent to which the claims against ACandS are subject to occurrence limits under the insurance policies. The matter is scheduled to appear on the May 14, 2004 trial calendar. The Company is vigorously defending this case, and Company management believes the Company has meritorious defenses. The Company has asserted or will assert numerous defenses in this case, including that the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations, if any, with respect to the purportedly settled claims

11.	COMMITMENTS AND CONTINGENCIES, Continued

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers, and Meninger v. Travelers), were filed against the Company and other insurers in state court in West Virginia. The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants violated unfair trade practices requirements and inappropriately handled and settled asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (2002, served in May 2003). Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against the Company in Louisiana and Texas state courts. Similar complaints were filed in various Ohio state courts during the second quarter of 2003.

All of the actions described in the preceding paragraph, other than the Hawaii actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of former Travelers policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on Travelers’ motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order. During January and June 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court. The parties have met with the mediator several times since August 2002, and Travelers anticipates additional meetings. The results of the mediation, if any, are uncertain at this time. If the mediation is not successful, the bankruptcy court could hold a hearing as soon as late 2003 to consider the Company’s motion for a permanent injunction. If the Company is not successful, including on appeal, the temporary restraining order currently in effect will be lifted and the Company will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability. In some of the direct actions in Texas that are currently subject to the temporary restraining order as to the Company, trials could commence as early as December 2003.

The Company has numerous defenses in all of the direct action cases. These defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss by Travelers and other insurers. Rulings on these motions filed by other insurers could come as early as late 2003, including some of the class actions in West Virginia.

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

With respect to its asbestos exposures, the Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. There has been an acceleration in recent quarters in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the first six months of 2003 and 2002, approximately 57% and 59%, respectively, of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net asbestos losses paid were $306.2 million and $174.1 million for the six months ended June 30, 2003 and 2002, respectively, reflective of the items previously described.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any, for each policyholder on a regular basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves. Net environmental losses paid were $78.8 million and $72.1 million for the six months ended June 30, 2003 and 2002, respectively.

11.	COMMITMENTS AND CONTINGENCIES, Continued

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available or as information is reevaluated in light of evolving circumstances. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

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

Other Proceedings

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. The action seeks a total of $98,500,000 currently due under the reinsurance contracts, a declaration that $12,710,179 will be payable under a second installment due in 2004, and consequential and punitive damages. On May 22, 2003, Transatlantic brought an action against Gulf regarding the same dispute that was consolidated with Gulf’s action. Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. XL Reinsurance America, Inc., another of the defendant reinsurers, has indicated that it may assert a similar position. Gulf denies these allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts, and intends to vigorously pursue the action.

In addition to the item described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

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

Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Revenues	$3,748.7	$3,319.8	$7,351.7	$6,552.5

Income before cumulative effect of change in accounting principle	$441.2	$332.0	$781.2	$676.7
Cumulative effect of change in accounting principle, net of tax	—	—	—	(242.6)

Net income	$441.2	$332.0	$781.2	$434.1

Pursuant to the Securities and Exchange Commission’s final rule, Conditions for the Use of Non-GAAP Financial Measures (SEC rule), the Company has identified consolidated operating income as a non-GAAP financial measure. Operating income is defined by the Company as net income excluding net realized investment gains (losses) and cumulative effect of changes in accounting principles. For 2002 and prior, operating income also excludes non-recurring restructuring charges related to periods prior to the spin-off from Citigroup. Operating income is considered a more appropriate indicator of underwriting and operating results and is consistent with the way the Company internally evaluates performance against historical results and established financial targets on a consolidated basis. Net realized investment gains (losses) are significantly impacted by both discretionary and economic factors and are not necessarily indicative of operating trends. The Company has reviewed its use of financial measures and terms in the Company’s Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the quarterly period ended June 30, 2003 (reports) and concluded that, other than operating income, the measures and terms in these reports are either defined in GAAP, are operating statistics, or are otherwise excluded by the SEC rule as required disclosures of GAAP or of a governmental regulatory body.

The Company’s discussions related to net income and operating income are presented on an after tax basis. All other discussions are presented on a pretax basis, unless otherwise noted.

Revenues of $3.749 billion and $7.352 billion in the 2003 second quarter and six months, respectively, increased $428.9 million and $799.2 million from the comparable periods of 2002. The increase in the 2003 second quarter revenue reflects a $343.7 million increase in earned premiums, a $24.9 million increase in fee income and a $52.1 million increase in net realized investment gains, offset by an $8.9 million decrease in net investment income. The increase in the 2003 six months revenue reflects a $737.7 million increase in earned premiums, a $58.5 million increase in fee income and a $29.8 increase in net realized investment gains, offset by a $40.8 million decrease in net investment income.

Net income was $441.2 million and $781.2 million in the 2003 second quarter and six months, respectively, compared to $332.0 million $434.1 million in the comparable periods of 2002. Net income for the 2003 second quarter reflects strong underwriting performance due to the continuing favorable rate environment, partially offset by higher weather-related catastrophe losses. Net income included $10.4 million and $11.9 million of net realized investment gains in the 2003 second quarter and six months, respectively, compared to $24.0 million and $5.1 million of net realized investment losses in the comparable periods of 2002. Net income for the six months of 2002 included a charge for the cumulative effect of a change in accounting principle of $242.6 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

The major after tax components of operating income and a reconciliation of operating income to net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Consolidated underwriting gain, before catastrophes and prior year reserve development	$180.2	$93.8	$331.6	$139.4
Catastrophes	(72.1)	(14.3)	(115.8)	(24.7)
Prior year reserve development:
Asbestos	—	(33.3)	—	(65.8)
All other	(8.9)	(21.5)	(115.1)	(47.3)
Accretion of discount	(10.4)	(7.2)	(23.9)	(14.4)

Underwriting gain (loss)	88.8	17.5	76.8	(12.8)
Net investment income	345.3	346.4	689.1	707.5
Other, including interest expense and minority interest	(3.3)	(7.1)	3.4	(11.3)

Consolidated operating income	430.8	356.8	769.3	683.4
Realized investment gains (losses), net	10.4	(24.0)	11.9	(5.1)
Restructuring charge	—	(0.8)	—	(1.6)
Cumulative effect of change in accounting principle	—	—	—	(242.6)

Consolidated net income	$441.2	$332.0	$781.2	$434.1

The 2003 second quarter operating income of $430.8 million increased $74.0 million from $356.8 million for the 2002 comparable period. The consolidated underwriting gain component of operating income, before catastrophes and prior year reserve development increased $86.4 million to $180.2 million in the second quarter of 2003. The second quarter 2003 underwriting results reflect the continuing favorable, but moderating, rate environment. Operating income also benefited from a lower level of charges for net unfavorable prior year reserve development in the 2003 second quarter of $8.9 million after tax versus $54.8 million after tax of unfavorable prior year reserve development in the prior year quarter ($13.7 million and $84.3 million pretax, respectively). Commercial Lines charges resulting from prior year reserve development in the 2003 second quarter primarily relate to a $19.5 million addition to the allowance for uncollectible reinsurance recoverables ($30.0 million pretax) and a $9.1 million increase in unallocated loss adjustment expenses ($14.0 million pretax). Partially offsetting these charges was a benefit of $24.4 million, related to favorable prior year reserve development in Personal Lines homeowners and auto businesses compared to a net charge of $2.6 million in the prior year quarter ($37.5 million and $4.0 million pretax, respectively). The 2003 second quarter prior year reserve development contained no asbestos charges compared to $33.3 million ($51.2 million pretax) of unfavorable prior year reserve development related to asbestos in the 2002 second quarter. The 2003 second quarter was also unfavorably impacted by several severe storms which resulted in higher weather-related catastrophe losses of $72.1 million, net of reinsurance and after tax, compared to $14.3 million in the prior year quarter. Catastrophe losses in the quarter resulted from hail and ice storms in New York, Texas and several Midwestern states in April, followed in May by tornados and hailstorms in a number of Southern and Midwestern states. After tax net investment income of $345.3 million was comparable to $346.4 million in the prior year quarter. Lower average yields on fixed income securities and lower returns in the Company’s private equity and real estate equity investments resulted in a 50 basis point reduction in the portfolio’s average after tax yield to 3.9%. The lower average yield was partly offset by the benefit of higher average invested assets from strong operating cash flows.

The 2003 six months operating income of $769.3 million increased $85.9 million from $683.4 million for the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $192.2 million to $331.6 million in the six months of 2003. The six months of 2003 underwriting results reflect the continuing favorable, but moderating, rate environment. Impacting operating income was net unfavorable prior year reserve development in the 2003 six months of $115.1 million after tax versus $113.1 million after tax of unfavorable prior year reserve development in the prior year period ($177.1 million and $173.9 million pretax, respectively). The most significant component of the 2003 six months prior year reserve development was a $174.9 million after tax charge ($269.1 million pretax) related to first quarter 2003 reserve strengthening at Gulf Insurance Group (Gulf) (a majority-owned subsidiary). The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices experienced during the first quarter of 2003 and an assumption of further reductions during the remainder of the year. Also included in the charge were costs related to the resolution of a residual value claims dispute in the amount of $82.6 million after tax. The effect of these charges to TPC was $145.5 million after tax and minority interest. The Gulf reserve strengthening was partially offset by a first quarter 2003 $68.7 million ($105.7 million pretax) benefit related to net favorable prior year reserve development in Commercial Lines and Personal Lines, related primarily to property business written in 2002. The 2003 six months prior year reserve development contained no asbestos charges compared to $65.8 million ($101.2 million pretax) of unfavorable prior year reserve development related to asbestos in the 2002 six months. The 2003 six months was also unfavorably impacted by higher catastrophe losses. Despite strong cash flows from operations, after tax net investment income of $689.1 million was $18.4 million lower than the prior year period due to the lower interest rate environment along with reduced returns in the Company’s private equity and real estate equity investments. Also included in the 2003 six months operating income is an $18.1 million minority interest benefit related to losses incurred at Gulf, compared to no minority interest in the comparable 2002 period.

Earned premiums increased $343.7 million and $737.7 million to $3.100 billion and $6.079 billion in the 2003 second quarter and six months, respectively, from $2.757 billion and $5.341 billion in the comparable periods of 2002. The increase in earned premiums in the 2003 second quarter and six months was due to rate increases on renewal business in both Commercial Lines and Personal Lines. Commercial Lines earned premiums increased $219.2 million or 13% and $504.9 million or 16% in the 2003 second quarter and six months, respectively. Commercial Lines earned premiums include Northland and Associates which decreased $53.7 million or 25% and $68.9 million or 17% to $161.8 million and $339.8 million in the 2003 second quarter and six months, respectively, from $215.5 million and $408.7 million in the comparable periods of 2002. Personal Lines earned premiums increased $124.5 million or 12%, and $232.8 million or 11% in the 2003 second quarter and six months, respectively.

Net investment income was $455.9 million and $911.8 million in the 2003 second quarter and six months, respectively, a decrease of $8.9 million and $40.8 million from the comparable periods of 2002. The decline resulted from a reduction in pretax investment yields to 5.2% and 5.4% in the 2003 second quarter and six months, respectively, from 5.9% and 6.1% in the 2002 comparable periods. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments. The lower average yield was partly offset by the benefit of higher average invested assets that resulted from strong cash flows from underwriting.

Fee income was $133.7 million and $270.0 million in the 2003 second quarter and six months, respectively, a $24.9 million and $58.5 million increase from the comparable periods of 2002. National Accounts within Commercial Lines is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks, and claims and policy management services to workers’ compensation and automobile assigned risk plans and to self insurance pools. Fees rose as both new business and pricing levels increased and more workers’ compensation business was written by state residual market pools. Expected annual claim volume under administration for business written in the second quarter, for both new and renewal business, increased to $702.1 million for the 2003 second quarter compared to $595.3 million for the comparable period in 2002. Claim volume under administration represents a measure of claim volume expected to be serviced, under contracts written in the period, on fee for service arrangements or loss sensitive insurance products.

Claims and expenses of $3.148 billion and $6.344 billion in the 2003 second quarter and six months, respectively, increased $263.4 million and $680.7 million from $2.885 billion and $5.663 billion in the comparable periods of 2002. The 2003 increases were primarily due to increased loss costs, higher weather related catastrophe losses, increased contingent commission expense as a result of profitable growth, higher interest expense and shareholder services costs. Unfavorable prior year reserve development amounted to $13.7 million and $177.1 million for the second quarter and six months, respectively, of 2003 compared to 2002 unfavorable prior year reserve development of $84.3 million and $173.9 million. The 2003 second quarter unfavorable prior year reserve development included a $30.0 million addition to the allowance for uncollectible reinsurance recoverables and a $14.0 million increase in unallocated loss adjustment expenses for Commercial Lines. Partially offsetting these charges was a benefit of $37.5 million related to favorable prior year reserve development in Personal Lines homeowners and auto business. The most significant component of prior year reserve development in the 2003 six months was the first quarter Gulf Insurance reserve strengthening that amounted to $269.1 million. This charge was partially offset by the first quarter net favorable prior year reserve development of $105.7 million in both Commercial Lines and Personal Lines primarily related to property coverages. The 2003 prior year reserve development contained no charges related to asbestos compared to $51.2 million and $101.2 million, respectively, of unfavorable prior year reserve development related to asbestos in the 2002 second quarter and six months. Higher interest expense resulted from recent financing activities while shareholder services costs increased subsequent to the August 20, 2002 spin off from Citigroup. For additional information on the Company’s spin off from Citigroup, see the Company’s Form 10-K for the year ended December 31, 2002.

The Company’s effective federal tax rate was 25.8% and 24.3% in the 2003 second quarter and six months compared to 23.7% and 23.9% in the comparable periods of 2002. The increase in the effective federal tax rate reflects a higher level of pretax income associated with improved underwriting results for the second quarter and six months of 2003 compared to the second quarter and six months of 2002, partially offset by a higher level of non-taxable investment income.

Consolidated net written premiums were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Commercial Lines	$1,958.0	$1,921.5	$3,974.5	$3,609.2
Personal Lines	1,311.3	1,174.0	2,461.3	2,211.4

Total net written premiums	$3,269.3	$3,095.5	$6,435.8	$5,820.6

Net written premiums increased $173.8 million and $615.2 million to $3.269 billion and $6.436 billion for the 2003 second quarter and six months, respectively, from $3.096 billion and $5.821 billion in the 2002 second quarter and six months. The increases in net written premiums in 2003 were primarily due to higher but moderating rates, growth in targeted new business and strong retention across all major lines of business, significantly offset by a decrease in Northland and Associates net written premiums resulting from the inclusion in the 2002 second quarter of an additional $115.0 million of net written premiums due to the termination of certain reinsurance contracts by Northland and also the 2002 decision to discontinue writing certain Northland and Associates low margin specialty lines including excess and surplus lines and certain transportation business.

Commercial Lines net written premiums, excluding business written in Northland and Associates, increased $187.7 million or 12% and $565.7 million or 18% for the 2003 second quarter and six months, respectively, due to higher but moderating rates, growth in targeted new business and strong retention across all major business lines. Net written premiums for Northland and Associates decreased by $151.2 million or 50% and $200.4 million or 41% for the 2003 second quarter and six months, respectively, due to the factors described above. Personal Lines net written premiums increased $137.3 million or 12% and $249.9 million or 11% for the 2003 second quarter and six months, respectively, due to higher but moderating rates as well as increased business volumes.

The GAAP combined ratios before policyholder dividends were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Consolidated GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and loss adjustment expense (LAE) ratio	65.0%	69.8%	65.7%	70.0%
Underwriting expense ratio	26.0	25.3	26.0	26.2

Total	91.0	95.1	91.7	96.2
Catastrophes	3.6	0.8	2.9	0.7
Prior year reserve development:
Asbestos	—	1.9	—	1.9
All other	0.4	1.2	2.9	1.3
Accretion of discount	0.5	0.4	0.6	0.4

Consolidated GAAP combined ratio	95.5%	99.4%	98.1%	100.5%

The 3.9 point improvement in the 2003 second quarter and the 2.4 point improvement in the 2003 six months GAAP combined ratio before policyholder dividends as compared to the 2002 second quarter and six months resulted from premium rate increases that exceeded loss costs and lower prior year reserve development partially offset by higher catastrophe losses in the 2003 second quarter and six months compared to the 2002 second quarter and six months. The 4.1 point improvement in the 2003 second quarter GAAP combined ratio, before catastrophes and prior year reserve development, reflects an improvement in the loss and LAE ratio, partially offset by an increase in the underwriting expense ratio. The 4.5 point improvement in the 2003 six months GAAP combined ratio, before catastrophes and prior year reserve development, reflects an improvement in both the loss and LAE ratio and the underwriting expense ratio. The slight improvement in the loss and LAE ratios was primarily due to the favorable rate environment in both Commercial Lines and Personal Lines. The increase in the 2003 second quarter underwriting expense ratio included the impact of higher contingent commissions resulting from improved underwriting results. The improvement in the 2003 six months underwriting expense ratio is primarily attributed to premium rate increases and a higher volume of business partly offset by the impact of higher contingent commissions that resulted from improved underwriting results.

Net realized investment gains were $16.1 million and $22.6 million in the 2003 second quarter and six months, respectively, compared to $36.0 million and $7.2 million of net realized investment losses in the 2002 comparable periods. Net realized investment gains include losses of $44.0 million and $49.9 million in the 2003 second quarter and six months, respectively, related to U.S. Treasury futures contracts which are settled daily. The notional value of the open U.S. Treasury futures contracts was $1.537 billion at June 30, 2003. The Company entered into these arrangements as part of its management of the duration of the fixed maturity portfolio. In a changing interest rate environment the change in the value of the futures contracts can be expected to partially offset changes in the value of the fixed maturity portfolio. Net realized investment gains also include $18.9 million and $77.1 million of impairment charges in the 2003 second quarter and six months, respectively, compared to $126.7 million and $188.9 million in the comparable periods of 2002. The 2003 second quarter impairment charges were largely related to corporate bonds in the energy sector. The 2002 second quarter impairment charges were mostly related to corporate bonds in the communications sector.

RESULTS OF OPERATIONS BY SEGMENT

Commercial Lines

Commercial Lines revenues and the major after tax components of Commercial Lines operating income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Revenues	$2,426.0	$2,173.1	$4,771.6	$4,220.5

Commercial Lines underwriting gain, before catastrophes and prior year reserve development:	$134.2	$88.5	$250.5	$137.8
Catastrophes	(27.3)	—	(46.8)	—
Prior year reserve development:
Asbestos	—	(33.3)	—	(65.8)
All other	(33.3)	(18.9)	(162.2)	(41.4)
Accretion of discount	(10.4)	(7.2)	(23.9)	(14.4)

Underwriting gain	63.2	29.1	17.6	16.2
Net investment income	279.3	277.5	557.8	562.9
Other, including minority interest	9.5	3.9	37.5	9.0

Commercial Lines operating income	$352.0	$310.5	$612.9	$588.1

Revenues of $2.426 billion and $4.772 billion in the 2003 second quarter and six months increased $252.9 million and $551.1 million from $2.173 billion and $4.221 billion in the comparable periods of 2002. These increases were primarily attributable to increases in earned premiums due to premium rate increases and increases in fee income as both new business and pricing levels increased. The increases in revenue for the 2003 second quarter and six months were slightly offset by lower net investment income in the 2003 second quarter and six months compared to the 2002 second quarter and six months.

Operating income of $352.0 million in the 2003 second quarter increased $41.5 million from $310.5 in the 2002 comparable quarter. Underwriting gain, before catastrophes and prior year reserve development increased $45.7 million to $134.2 million in the second quarter of 2003. The second quarter 2003 underwriting results reflect the continuing favorable but moderating rate environment. Impacting operating income was net unfavorable prior year reserve development in the 2003 second quarter of $33.3 million after tax versus $52.2 million after tax of unfavorable prior year reserve development in the prior year quarter ($51.2 million and $80.3 million pretax, respectively). The 2003 second quarter net unfavorable prior year reserve development relates primarily to a $19.5 million addition to the allowance for uncollectible reinsurance recoverables ($30.0 million pretax) and a $9.1 million increase in unallocated loss adjustment expenses ($14.0 million pretax). The 2003 second quarter reflects no charge related to asbestos versus a charge of $33.3 million ($51.2 million pretax) in the prior period quarter. The 2003 second quarter was also unfavorably impacted by $27.3 million of catastrophe losses compared to no catastrophe losses in the comparable period of 2002. The 2003 second quarter operating income also includes $4.4 million of Gulf minority interest compared to no minority interest in the 2002 second quarter.

Operating income of $612.9 million in the 2003 six months increased $24.8 million from $588.1 million in the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $112.7 million to $250.5 million in the six months of 2003. The six months 2003 underwriting results reflect the continuing favorable but moderating rate environment. Impacting operating income was net unfavorable prior year reserve development in the 2003 six months of $162.2 million after tax versus $107.2 million after tax of unfavorable prior year reserve development in the prior year period ($249.6 million and $164.9 million pretax, respectively). The most significant component of the 2003 six months prior year reserve development was a $174.9 million after tax charge ($269.1 million pretax) related to first quarter reserve strengthening at Gulf. The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices experienced during the first quarter of 2003 and an assumption of further reductions during the remainder of the year. Also included in the charge were costs related to the resolution of a residual value claims dispute in the amount of $82.6 million after tax. The total effect of this reserve strengthening charge to TPC was $145.5 million after tax and minority interest. The Gulf reserve strengthening was partially offset by a first quarter $46.0 million ($70.7 million pretax) benefit related to net favorable prior year reserve development primarily related to property business written in 2002. The 2003 six months reflects no charge related to asbestos versus a charge of $65.8 million ($101.2 million pretax) in the prior year period. The 2003 six months was also unfavorably impacted by $46.8 million of catastrophe losses compared to no catastrophe losses in the comparable period of 2002. Despite strong cash flows from operations, after tax net investment income of $557.8 million was $5.1 million lower than the prior year quarter due to the lower interest rate environment and a reduction in average duration, along with reduced returns in the Company’s private equity and real estate equity investments. Significantly offsetting the above was the benefit of the favorable rate environment and higher production levels. Also included in the 2003 six months operating income is an $18.1 million minority interest benefit related to losses incurred at Gulf, compared to no minority interest in the comparable 2002 period.

Earned premiums increased $219.2 million and $504.9 million to $1.908 billion and $3.748 billion in the 2003 second quarter and six months, respectively, from $1.688 billion and $3.243 billion in the comparable periods of 2002. The increases in earned premiums in the 2003 second quarter and six months were primarily due to premium rate increases. Earned premiums include Northland and Associates which decreased $53.7 million or 25% and $68.9 million or 17% to $161.8 million and $339.8 million in the 2003 second quarter and six months, respectively, from $215.5 million and $408.7 million in the comparable periods of 2002.

Net investment income was $365.0 million and $730.7 million in the 2003 second quarter and six months, respectively, a decrease of $4.7 million and $21.4 million from the comparable periods of 2002. The declines resulted from a pretax reduction in investment yields in the 2003 second quarter and six months from the 2002 comparable periods. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments. The lower average yield was partly offset by the benefit of higher average invested assets that resulted from strong cash flow from underwriting.

Fee income was $133.7 million and $270.0 million in the 2003 second quarter and six months, respectively, a $24.9 million and $58.5 million increase from the comparable periods of 2002. National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self insure a portion of their insurance risks, and claims and policy management services to workers’ compensation and automobile assigned risk plans and to self-insurance pools. Fees rose as both new business and pricing levels increased and more workers’ compensation business was written by state residual market pools. Claim volume under administration, including new and renewal business, increased to $702.1 million and $1.799 billion for the 2003 second quarter and six months, respectively, compared to $595.3 million and $1.467 billion for the comparable periods in 2002.

Commercial Lines net written premiums by market were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Core
National Accounts	$192.8	$196.8	$419.7	$293.6
Commercial Accounts	877.6	912.1	1,827.0	1,771.4
Select Accounts	517.4	472.9	1,026.7	927.9

Total Core	1,587.8	1,581.8	3,273.4	2,992.9

Specialty
Bond	205.9	159.5	368.9	291.1
Gulf	164.3	180.2	332.2	325.2

Total Specialty	370.2	339.7	701.1	616.3

Total net written premiums	$1,958.0	$1,921.5	$3,974.5	$3,609.2

Net written premiums increased $36.5 million and $365.3 million to $1.958 billion and $3.975 billion for the 2003 second quarter and six months, respectively. The strong but moderating rate environment, growth in targeted new business, and higher customer retention levels all combined to drive premium growth.

In addition to fee based products, National Accounts works with national and regional brokers to provide tailored insurance coverages and programs, mainly to large corporations. National Accounts also includes participation in state mandated residual market workers’ compensation and automobile assigned risk plans. National Accounts net written premiums were $192.8 million and $419.7 million in the 2003 second quarter and six months, respectively, compared to $196.8 million and $293.6 million in the comparable periods of 2002. The decrease in the 2003 second quarter net written premiums was due to the second quarter 2002 renewal of certain assumed reinsurance contracts previously written by Gulf which was partly offset by rate increases, higher new business levels and higher business volume in residual market pools. The increase in the 2003 six months net written premiums was due to the continued benefit from rate increases, higher new business levels and higher business volume in residual market pools. The six months of 2002 also included a single, large premium reduction of $41.0 million related to loss-sensitive business. For fee based products see discussion of fee income above.

Commercial Accounts serves primarily mid-sized businesses for casualty products and large, mid-sized and small businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums, excluding Northland and Associates, increased 19% to $729.3 million and 20% to $1.544 billion in the 2003 second quarter and six months, respectively, primarily driven by renewal price change increases averaging 11% and 13% for the 2003 second quarter and six months, respectively, down from 24% in both the second quarter and six months of 2002 and strong growth in new business. The lower level of renewal price changes resulted mostly from moderation in rates for property coverages. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. New business premiums in Commercial Accounts for the 2003 second quarter and six months were $189.9 million and $394.7 million, respectively, compared to $168.2 million and $355.5 million in the comparable periods of 2002. The business retention ratio for the 2003 second quarter and six months was 81% and 80%, respectively, up from 74% for both of the comparable periods of 2002. For Commercial Lines, retention represents the estimated percentage of premium available for renewal which renewed in the current period. This renewal price change, new business and retention information excludes the Company’s Northland and Associates subsidiaries. Net written premiums associated with Northland and Associates subsidiaries were $148.3 million and $282.6 million in the 2003 second quarter and six months, respectively, compared to $299.5 million and $483.0 million in the comparable prior year periods due to the 2002 decision to discontinue certain low margin specialty lines including excess and surplus lines and certain transportation business. Northland and Associates 2002 second quarter and six months net written premiums include an increase of approximately $115.0 million related to the termination of certain reinsurance contracts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums increased 9% to $517.4 million and 11% to $1.027 billion in the 2003 second quarter and six months, respectively. The increase in Select Accounts net written premiums primarily reflected renewal price change increases averaging 14% for both the 2003 second quarter and six months, compared to 18% and 17% in the second quarter and six months, respectively, of 2002. New business premiums in Select Accounts for the 2003 second quarter and six months were $93.4 million and $190.3 million, respectively, compared to $72.5 million and $139.3 million in the comparable periods of 2002. New business growth was especially strong in property, general liability and commercial multi-peril. The business retention ratio for both the 2003 second quarter and six months increased to 83% compared to 79% for the comparable periods of 2002. Select’s retention remains strongest for small commercial business handled through the Company’s Service Centers, while premium growth has been greatest in the commercial multi-peril and property lines of business.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums of $205.9 million and $368.9 million in the 2003 second quarter and six months, respectively, were $46.4 million and $77.8 million higher than the comparable periods of 2002. The 2002 first quarter included a $17.5 million reduction due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. The six month increase of $60.3 million, before the reinsurance adjustment, reflects a favorable premium rate environment and strong new business principally in executive liability product lines, which target middle and small market private accounts, partially offset by higher reinsurance costs. In addition, the surety product lines benefited from higher premium rates in 2003.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on management and professional liability coverages and excess and surplus lines of insurance. Gulf net written premiums of $164.3 million in the 2003 second quarter decreased $15.9 million compared to $180.2 million in the comparable period of 2002 as significant rate increases, especially for director’s and officers’ liability insurance and other professional liability products, were more than offset by Gulf’s decision in 2002 to exit non-core businesses, including assumed reinsurance, transportation, residual value and property. Net written premiums of $332.2 million in the 2003 six months was comparable to $325.2 million in the 2002 six months.

Commercial Lines claims and expenses of $1.952 billion and $4.005 billion in the 2003 second quarter and six months, respectively, increased $190.6 million and $558.9 million from $1.761 billion and $3.446 billion in the comparable periods of 2002. The 2003 increases were primarily due to increased loss costs, higher weather related catastrophe losses and, additionally for the 2003 six months, higher unfavorable prior year reserve development. Unfavorable prior year reserve development included in claims and expenses was $51.2 million and $249.6 million for the 2003 second quarter and six months, respectively, compared to 2002 second quarter and six months unfavorable prior year reserve development of $80.3 million and $164.9 million. The 2003 second quarter unfavorable prior year reserve development included a $30.0 million addition to the allowance for uncollectible reinsurance recoverables and a $14.0 million increase in unallocated loss adjustment expenses. The most significant component in the 2003 six months prior year reserve development was $269.1 million related to Gulf Insurance reserve strengthening for a line of business that insured residual values of leased vehicles and that was placed in runoff in late 2001. This increase was partially offset by a $70.7 million benefit of other net favorable prior year reserve development primarily related to property coverages. Catastrophe losses, net of reinsurance, were $41.9 million and $71.9 million in the 2003 second quarter and six months, respectively, ($27.3 million and $46.8 million, respectively, net of tax and reinsurance) compared to no catastrophe losses in 2002. Catastrophe losses in 2003 resulted from severe storms in May principally in a number of Southern and Midwestern states and a severe winter storm in Colorado in the first quarter.

GAAP combined ratios before policyholder dividends for Commercial Lines were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Commercial Lines GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and LAE ratio	62.3%	67.2%	63.0%	67.3%
Underwriting expense ratio	26.8	25.3	26.7	26.5

Total	89.1	92.5	89.7	93.8
Catastrophes	2.2	—	1.9	—
Prior year reserve development:
Asbestos	—	3.0	—	3.1
All other	2.7	1.7	6.7	1.9
Accretion of discount	0.8	0.7	1.0	0.7

Commercial Lines GAAP combined ratio	94.8%	97.9%	99.3%	99.5%

The 3.1 point improvement in the 2003 second quarter GAAP combined ratio before policyholder dividends resulted from premium rate increases that exceeded loss costs and lower prior year reserve development partially offset by higher catastrophe losses in the 2003 second quarter compared to the 2002 second quarter. The 0.2 point improvement in the 2003 six months GAAP combined ratio before policyholder dividends resulted from premium rate increases that exceeded loss cost trends partially offset by higher prior year reserve development and higher catastrophe losses in the 2003 six months compared to the prior year period. The improvement in the 2003 second quarter and six months GAAP combined ratio, before catastrophes and prior year reserve development, from the 2002 second quarter and six months, reflects improvement in the loss and LAE ratio partially offset by an increase in the underwriting expense ratio. The improvement in the loss and LAE ratio resulted from the favorable rate environment. The increase in the underwriting expense ratio is primarily due to higher contingent commissions that result from improved underwriting results.

Personal Lines

Personal Lines revenues and the major after tax components of Personal Lines operating income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Revenues	$1,306.5	$1,182.8	$2,555.8	$2,338.2

Personal Lines underwriting gain, before catastrophes and prior year reserve development	$46.0	$5.3	$81.1	$1.6
Catastrophes	(44.8)	(14.3)	(69.0)	(24.7)
Prior year reserve development	24.4	(2.6)	47.1	(5.9)

Underwriting gain (loss)	25.6	(11.6)	59.2	(29.0)
Net investment income	66.0	69.0	130.8	144.0
Other	15.2	12.6	29.3	26.2

Personal Lines operating income	$106.8	$70.0	$219.3	$141.2

Revenues during the 2003 second quarter and six months of $1.307 billion and $2.556 billion, respectively, increased $123.7 million and $217.6 million from the comparable periods of 2002. The increase in revenues resulted from growth in earned premiums due to premium rate increases as reflected in renewal price increases, partly offset by a decrease in net investment income. Renewal price change for Personal Lines products represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term.

Operating income of $106.8 million for the 2003 second quarter was $36.8 million higher than $70.0 million for the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $40.7 million to $46.0 million in the second quarter of 2003 due to the favorable but moderating rate environment in both auto and property and a moderation in the increase in loss costs. Operating income in the 2003 second quarter was unfavorably impacted by catastrophe losses of $44.8 million compared to $14.3 million in the prior year quarter. Also impacting operating income was favorable prior year reserve development in the 2003 second quarter of $24.4 million after tax versus $2.6 million after tax of unfavorable prior year reserve development in the prior year quarter ($37.5 million and $4.0 million pretax, respectively). In addition, after tax net investment income of $66.0 million was $3.0 million lower than the 2002 second quarter.

Operating income of $219.3 million for the 2003 six months was $78.1 million higher than $141.2 million for the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $79.5 million to $81.1 million in the six months of 2003 due to the favorable but moderating rate environment in both auto and property and a moderation in the increase in loss costs. Operating income in the 2003 six months was unfavorably impacted by catastrophe losses of $69.0 million compared to $24.7 million in the prior year period. Also impacting operating income was favorable prior year reserve development in the 2003 six months of $47.1 million after tax versus $5.9 million after tax of unfavorable prior year reserve development in the prior year period ($72.5 million and $9.0 million, pretax, respectively). In addition, after tax net investment income of $130.8 million was $13.2 million lower than the 2002 six months.

Earned premiums increased $124.5 million and $232.8 million to $1.193 billion and $2.331 billion in the 2003 second quarter and six months, respectively, from $1.068 billion and $2.098 billion in the comparable periods of 2002. The increase in earned premiums in the 2003 second quarter and six months was primarily due to renewal price increases in all product lines.

Net investment income was $90.9 million and $180.3 million in the 2003 second quarter and six months, respectively, a decrease of $4.4 million and $19.3 million from the comparable periods of 2002. The declines resulted from a reduction in investment yields in the 2003 second quarter and six months from the 2002 comparable periods. The decrease in yields resulted from the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with reduced returns in the Company’s private equity and real estate equity investments. The lower average yield was partly offset by the benefit of higher average invested assets resulting from strong cash flows from operations.

Personal Lines net written premiums by product line were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Automobile	$777.7	$714.6	$1,514.3	$1,401.7
Homeowners and Other	533.6	459.4	947.0	809.7

Total net written premiums	$1,311.3	$1,174.0	$2,461.3	$2,211.4

The increase in net written premiums of $137.3 million and $249.9 million in the 2003 second quarter and six months, respectively, was principally a result of renewal price increases and higher business volumes in both the Automobile and Homeowners and Other lines of business.

Automobile net written premiums increased 9% to $777.7 million and 8% to $1.514 billion in the 2003 second quarter and six months, respectively. Renewal price change increases for standard voluntary business averaged 6% for both the 2003 second quarter and six months, two percentage points below the second quarter and six months of 2002. Policy retention levels for standard voluntary business remained favorable and averaged 81%, up one percentage point from the prior year quarter and six months. Retention for Personal Lines products represents the estimated percentage of policies from the prior period renewed in the current period.

Homeowners and Other net written premiums increased 16% to $533.6 million and 17% to $947.0 million in the 2003 second quarter and six months, respectively. Renewal price change increases averaged 10% and 11% for the 2003 second quarter and six months, respectively, compared to 16% and 14% in the second quarter and six months of 2002. The higher level of renewal price change increases in the prior periods is mostly attributable to rate increases in Texas. Retention levels also remained favorable and averaged 81%, up one percentage point from the prior year quarter and six months.

Production through the Company’s independent agents in Personal Lines, which represents over 82% of Personal Lines total net written premiums, was up 12% to $1.075 billion and 11% to $2.020 billion in the 2003 second quarter and six months, respectively. Net written premiums through other channels, which include affinity and joint marketing arrangements, were up 11% to $236.2 million and 10% to $441.2 million for the 2003 second quarter and six months, respectively.

Personal Lines claims and expenses of $1.153 billion and $2.240 billion in the 2003 second quarter and six months, respectively, increased $65.9 million and $94.6 million from $1.087 billion and $2.145 billion in the second quarter and six months of 2002. The 2003 increase was primarily attributed to the effect of increased loss costs, higher contingent commissions resulting from improved underwriting results, and higher catastrophe losses partially offset by favorable prior year reserve development. The 2003 second quarter and six months includes $37.5 million and $72.5 million, respectively, of favorable prior year reserve development versus unfavorable prior year reserve development of $4.0 million and $9.0 million in the 2002 second quarter and six months. The 2003 favorable prior year reserve development primarily related to property business written in 2002 and to a lesser degree automobile business written in prior years. Catastrophe losses, net of tax and reinsurance, were $44.8 million and $69.0 million in the 2003 second quarter and six months compared to $14.3 million and $24.7 million in the comparable periods of 2002. Catastrophe losses in 2003 were primarily due to winter storms in the Mid-Atlantic states, the Northeast and Colorado in the first quarter and hail and ice storms in April, followed in May, by tornados and hailstorms. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter and a wind and hailstorm in Maryland and Virginia in the second quarter.

GAAP combined ratios for Personal Lines were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Personal Lines GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and LAE ratio	69.2%	74.1%	69.7%	74.2%
Underwriting expense ratio	24.7	25.2	24.9	25.8

Total	93.9	99.3	94.6	100.0
Catastrophes	5.8	2.1	4.6	1.8
Prior year reserve development	(3.1)	0.4	(3.1)	0.4

Personal Lines GAAP combined ratio	96.6%	101.8%	96.1%	102.2%

The 5.2 point improvement in the 2003 second quarter and the 6.1 point improvement in the 2003 six months GAAP combined ratio resulted from premium rate increases that exceeded loss costs and favorable prior year reserve development compared to unfavorable prior year reserve development in the corresponding prior year periods, partially offset by higher catastrophes. The improvement in the 2003 second quarter and six months GAAP combined ratio, before catastrophes and prior year reserve development, compared to the 2002 second quarter and six months, reflects an improvement in both the loss and LAE ratio and in the underwriting expense ratio. The improvement in the loss and LAE ratio was due to the favorable rate environment and continuing reductions in non-catastrophe property claim frequency. The improvement in the underwriting expense ratio is primarily attributed to the benefit of premium rate increases.

Interest Expense and Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2003	2002	2003	2002

Revenues	$0.1	$(0.1)	$1.7	$1.0
Interest Expense and Other operating loss	$(28.0)	$(23.7)	$(62.9)	$(45.9)

The operating loss of $28.0 million and $62.9 million for the 2003 second quarter and six months, respectively, for Interest Expense and Other increased from $23.7 million and $45.9 million in the comparable prior year periods, primarily due to higher interest costs and higher shareholder services costs as a result of being an independent company following the spin off from Citigroup. The primary component of operating loss was after-tax interest expense of $25.4 million and $58.2 million in the 2003 second quarter and six months, respectively, compared to $25.5 million and $48.4 million in the 2002 comparable periods. The increase in interest expense in the 2003 six months was primarily due to the impact in the first quarter of 2003 of recent refinancing activities, which included temporary financing of $550.0 million first obtained in December 2002 in connection with the fourth quarter 2002 asbestos reserve strengthening and $1.400 billion of senior notes issued on March 11, 2003. The proceeds from this note issuance were used to prepay, in full, a $500.0 million note to Citigroup on March 11, 2003, and to redeem $900.0 million of trust preferred securities on April 9, 2003. For additional information see “Liquidity and Capital Resources.”

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

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. There has been an acceleration in recent quarters in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the 2003 six months, approximately 57% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability compared to 59% for the 2002 six months. Net asbestos losses paid were $306.2 million for the six months of 2003 compared to $174.1 million for the six months of 2002 reflective of the items described above and consistent with Company expectations based upon the Company’s fourth quarter 2002 asbestos study.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2003	2002

Beginning reserves:
Direct	$4,287.1	$1,046.0
Ceded	(882.8)	(225.6)

Net	3,404.3	820.4
Incurred losses and loss expenses:
Direct	—	101.0
Ceded	—	0.2
Accretion of discount:
Direct	13.2	—
Ceded	(0.2)	—
Losses paid:
Direct	342.6	199.9
Ceded	(36.4)	(25.8)

Ending reserves:
Direct	3,957.7	947.1
Ceded	(846.6)	(199.6)

Net	$3,111.1	$747.5

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

The Company’s reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. At June 30, 2003, approximately 79% of the net environmental reserve (approximately $241.3 million), is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 21% of the net environmental reserve (approximately $65.4 million), consists of case reserves for resolved claims. Net environmental losses paid were $78.8 million and $72.1 million for the six months ended June 30, 2003 and 2002, respectively. The amount of environmental losses paid tends to fluctuate by quarter and is impacted by the timing and terms of settlement agreements reached with policyholders.

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

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2003	2002

Beginning reserves:
Direct	$447.8	$478.8
Ceded	(62.3)	(82.8)

Net	385.5	396.0
Incurred losses and loss expenses:
Direct	—	27.5
Ceded	—	—
Losses paid:
Direct	110.2	88.8
Ceded	(31.4)	(16.7)

Ending reserves:
Direct	337.6	417.5
Ceded	(30.9)	(66.1)

Net	$306.7	$351.4

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available or as information is reevaluated in light of evolving circumstances. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. Also see “Legal Proceedings.”

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short and long term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasing reinsurance coverage disputes. Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities totaled $1.831 billion and $1.109 billion in the six months of 2003 and 2002, respectively. The 2003 net cash flows provided by operating activities benefited from premium rate increases and the receipt of $360.7 million from Citigroup related to recoveries under the asbestos indemnification agreement in the first quarter of 2003 and $530.9 million of federal income taxes refunded from the Company’s net operating loss carryback in the second quarter of 2003.

Net cash flows used in investing activities totaled $1.262 billion in the 2003 six months and $447.2 million in the 2002 six months. The 2003 net cash flows used in investing activities primarily reflects the investing of net cash from operating activities of $1.831 billion partly offset by sales of securities to fund net payment activity related to debt and TIGHI’s junior subordinated debt securities held by subsidiary trusts of $317.6 million and cash used to pay quarterly dividends to shareholders of $120.9 million. The 2002 six months net cash flows used in investing activities principally reflects investing of net cash from operating activities of $1.109 billion and the receipt of $4.090 billion from the first quarter 2002 initial public offering and the concurrent issuance of $867.0 million of convertible notes payable, partly offset by the repayment of $5.299 billion of notes to a former affiliate.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s maturing liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company’s invested assets at June 30, 2003 totaled $40.229 billion, of which 92% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, and 6% in other investments. The average duration of fixed maturities and short-term securities, net of securities lending activities and net receivables and payables on investment sales and purchases was 4.2 as of June 30, 2003, a 0.8 decrease from 5.0 as of December 31, 2002. The reduction in average duration resulted from the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the purchase of certain treasury futures contracts.

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

The Company’s process for reviewing invested assets for impairments during any quarter includes the following:

•	Identification and evaluation of investments which have possible indications of impairment;

•	Analysis of investments with gross unrealized investment losses that have fair values less than 80% of amortized cost during successive quarterly periods over a rolling one-year period;

•	Review of investment advisor(s) recommendations for other-than-temporary impairments based on the investee’s current financial condition, liquidity, near-term recovery prospects and other factors, as well as consideration of other investments that were not recommended for other-than-temporary impairments;

•	Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment;

•	Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

Impairment charges of $18.9 million and $126.7 million were recognized in net income during the second quarter of 2003 and 2002, respectively.

The amortized cost and fair value of fixed maturities and equity securities were as follows:

		Gross Unrealized
	Amortized			Fair
(at June 30, 2003, in millions)	Cost	Gains	Losses	Value

Fixed maturities	$29,849.5	$1,879.7	$60.9	$31,668.3
Equity securities	755.3	77.6	21.6	811.3

Total	$30,604.8	$1,957.3	$82.5	$32,479.6

		Gross Unrealized
	Amortized			Fair
(at December 31, 2002, in millions)	Cost	Gains	Losses	Value

Fixed maturities	$28,877.8	$1,408.8	$283.4	$30,003.2
Equity securities	861.9	28.6	39.0	851.5

Total	$29,739.7	$1,437.4	$322.4	$30,854.7

As a result of recent movements in market interest rates and credit spreads, the net unrealized gain on fixed maturities and equity securities decreased by approximately $1.2 billion from June 30, 2003 to July 31, 2003.

At June 30, 2003, the gross unrealized investment loss for fixed maturities and equity securities where fair value is less than 80% of amortized cost were as follows:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost

		Greater	Greater
		Than	Than
		3 Months	6 Months	Greater
	Less than	Less Than	Less Than	Than
(in millions)	3 Months	6 Months	12 Months	12 Months	Total

Fixed maturities	$10.7	$6.2	$2.8	$—	$19.7
Equity securities	1.2	1.6	—	—	2.8

	$11.9	$7.8	$2.8	$—	$22.5

Impairment charges included in net realized investment gains by quarter were as follows:

	2003

(in millions)	1Q03	2Q03

Fixed maturities	$46.6	$14.8
Equity securities	0.1	4.1
Real estate	11.5	—

	$58.2	$18.9

	2002

(in millions)	1Q02	2Q02	3Q02	4Q02

Fixed maturities	$59.0	$117.8	$33.3	$50.3
Equity securities	3.2	2.4	1.4	1.1
Real estate	—	6.5	—	9.1

	$62.2	$126.7	$34.7	$60.5

TPC is a holding company whose principal asset is the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI) and its insurance operating subsidiaries. At June 30, 2003, total cash and short-term invested assets aggregating $313.9 million were held at TPC and TIGHI. These liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries. These liquid assets, combined with other sources of funds available to TPC, primarily additional dividends from the Company’s operating subsidiaries, are considered sufficient to meet the liquidity requirements of TPC and TIGHI. These liquidity requirements include primarily shareholder dividends and debt service.

Net cash flows used in financing activities totaled $452.4 million and $670.9 million in the six months of 2003 and 2002, respectively. Cash flows used in financing activities in the 2003 six months are primarily attributable to the redemption of $900.0 million aggregate principal amount of TIGHI’s junior subordinated debt securities held by subsidiary trusts and the repayment of $700.0 million of notes payable to a former affiliate. Funds used in these repayments were primarily provided by TPC’s issuance of $1.4 billion of senior notes on March 11, 2003. These refinancing activities were initiated with the objective of lowering the average interest rate on the Company’s total outstanding debt. The 2003 six months also reflect the issuance of $549.5 million of short-term Floating Rate Notes which were used to repay the $550.0 million Promissory Note due in January 2004. Net cash flows used in financing activities in the six months of 2003 also included dividends paid to shareholders of $120.9 million. The 2002 six months cash flows used in financing activities reflects the repayment of $5.299 billion of notes payable to a former affiliate. These payments were partially offset by the receipt of $4.090 billion from the first quarter 2002 initial public offering and the concurrent issuance of $867.0 million of convertible notes payable.

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace. The Company receives ratings from the following major rating agencies: A.M. Best Co., Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Corp. Rating agencies typically issue two types of ratings: Claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short and long term borrowing needs. The system and number rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors look at debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred. In June 2003, A.M. Best Co. lowered the claims-paying rating of the Company’s Gulf Insurance Pool to A from A+. The Company does not expect this rating change to have any significant impact on the operations of Gulf or the Company. The Company’s other ratings remained unchanged during the second quarter of 2003.

In December 2002, the Company entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a Promissory Note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, the Company issued $550.0 million of Floating Rate Notes due in February 2004, which is included in short-term debt in the condensed consolidated balance sheet. The proceeds from these notes were used to prepay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003 and June 17, 2003, the Company repurchased $75.0 million and $24.0 million, respectively, of the Floating Rate Notes at par plus accrued interest. The remaining $451.0 million are callable by the Company after August 5, 2003.

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

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250.0 million 45-month revolving line of credit (the 45 Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364 Day Line of Credit and, together with the 45 Month Line of Credit, the Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-Day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364 Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. Borrowings under the Lines of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. Each Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee. The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings. Each Line of Credit requires TPC to comply with various covenants, including the maintenance of specified minimum statutory capital and surplus and compliance with a ratio of total consolidated debt to total capital. In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC.

There were no amounts outstanding under the Lines of Credit at June 30, 2003. Previous lines of credit between TIGHI and Citigroup have been terminated.

Contractual obligations at June 30, 2003 included the following:

		Less
Payments Due by Period		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years

Short-term debt	$451.0	$451.0	$—	$—	$—
Long-term debt	1,777.4	3.0	162.1	406.1	1,206.2
Convertible junior subordinated notes payable	892.5	—	—	—	892.5
Convertible notes payable	49.7	—	—	—	49.7
Operating leases	298.1	82.0	155.5	38.4	22.2

	$3,468.7	$536.0	$317.6	$444.5	$2,170.6

In the normal course of business, the Company has unfunded commitments to partnerships in which it invests. These commitments were $748.7 million and $864.3 million at June 30, 2003 and December 31, 2002, respectively.

On April 24, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.06 per share on class A and class B common stock, payable May 30, 2003, to shareholders of record on May 6, 2003. Also, on July 23, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.08 per share on class A and class B common stock, payable August 29, 2003, to shareholders of record on August 5, 2003. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of TPC’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.

On September 25, 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time in the open market, and it is expected that funding for the program will principally come from operating cash flow. When shares are repurchased, such shares will be reported as treasury stock in the consolidated balance sheet. There were no shares repurchased under this program as of June 30, 2003. During the 2003 six months, 931 thousand shares of common stock were acquired from employees as treasury stock to cover payroll withholding taxes in connection with the vesting of CAP awards and exercises of stock options.

TPC’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends that can be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $727.7 million will be available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. However, a portion of this amount is likely to be subject to approval by the Connecticut Insurance Department, depending upon the amount and timing of the payments. On April 1, 2003, TPC’s insurance subsidiaries paid $320.0 million of dividends to TIGHI.

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

Total claims and claim adjustment expense reserves were $33.651 billion at June 30, 2003. The Company maintains property and casualty loss reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. Management considers actuarial estimates, current conditions and trends, as well as past company and certain industry experience in establishing reserve estimates. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional income statement charges.

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

Total reinsurance recoverables were $11.044 billion at June 30, 2003 and included $1.960 billion from servicing carrier arrangements with various involuntary assigned risk pools. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.

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

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. During the second quarter of 2003, the Company increased the allowance by $30.0 million in connection with the Company’s ongoing review process. The allowance for estimated uncollectible reinsurance recoverables was $359.5 million at June 30, 2003. Changes in these estimates could result in additional income statement charges.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See notes 2 and 3 to the condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.

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

Some of the other factors that could cause actual results to differ include, but are not limited to, the following: the Company’s inability to obtain price increases due to competition or otherwise; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; developments relating to coverage and liability for mold claims; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to the Company; adverse outcomes in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative actions, including federal and state legislation related to asbestos liability reform; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal Lines policies; and amendments to, and changes to the risk-based capital requirements. The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update these forward-looking statements.

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

The Company analyzes quantitative information about market risk based on a sensitivity analysis model. This model produces a loss in fair value of market sensitive instruments of approximately $1.3 billion and $1.5 billion based on a 100 basis point increase in interest rates as of June 30, 2003 and December 31, 2002, respectively.

The Company’s sensitivity model also calculates a potential loss in fair value with the inclusion of certain non-financial instruments, including premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. Based on this model, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of June 30, 2003 and December 31, 2002 is not material.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

This section describes certain major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries are a party or to which any of the Company’s property is subject.

Asbestos and Environmental

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

The Company is involved in a number of proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos bodily injury claims pending against it by negotiating with the claimants and assigning them ACandS’ rights to recover under insurance policies issued by the Company. ACandS has asserted that the Company is responsible for the financial obligations created by these purported settlements as well as for any future claims brought against it, and that insurance policy aggregate limits do not apply. In January 2003, ACandS filed a proposed Plan of Reorganization in its bankruptcy proceeding. Pursuant to that plan, ACandS seeks to establish a trust for the handling and disposition of asbestos claims. That trust, according to the proposed plan, will be assigned ACandS’ rights to its insurance policies issued by the Company.

An insurance coverage arbitration commenced in January 2001 to determine what percentage of ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in Travelers favor that asbestos bodily injury claims paid by ACandS on or after July 31, 2003, the decision date, are subject to the Company’s aggregate policy limits, which have been exhausted.

The Company anticipates that ACandS will claim that the Company is obligated to fund 45% of ACandS’ unpaid but purportedly settled asbestos bodily injury claims that predate the arbitration decision date. In its bankruptcy filings, ACandS has estimated that the total value of these unpaid but purportedly settled claims is approximately $2.8 billion. The Company believes that it has meritorious defenses to this potential ACandS claim, which could eliminate or substantially reduce any obligation to ACandS with respect to the purportedly settled claims. The Company will continue to challenge, among other things, the amount and validity of these purported settlements in the ACandS bankruptcy. Among other defenses, the Company believes the purported settlements are not final, are unreasonable in amount, are not binding on the Company and that any plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or to deprive the Company of its right to litigate the claims against ACandS.

In addition to the bankruptcy and the recently concluded arbitration proceedings, the Company and ACandS are also involved in insurance coverage litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D.Pa, commenced in September 2000). This litigation primarily involves the extent to which the claims against ACandS are subject to occurrence limits under the insurance policies. The matter is scheduled to appear on the May 14, 2004 trial calendar. The Company is vigorously defending this case, and Company management believes the Company has meritorious defenses. The Company has asserted or will assert numerous defenses in this case, including that the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations, if any, with respect to the purportedly settled claims.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers, and Meninger v. Travelers), were filed against the Company and other insurers in state court in West Virginia. The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants violated unfair trade practices requirements and inappropriately handled and settled asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (2002, served in May 2003). Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against the Company in Louisiana and Texas state courts. Similar complaints were filed in various Ohio state courts during the second quarter of 2003.

All of the actions described in the preceding paragraph, other than the Hawaii actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of former Travelers policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on Travelers’ motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order. During January and June 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court. The parties have met with the mediator several times since August 2002, and Travelers anticipates additional meetings. The results of the mediation, if any, are uncertain at this time. If the mediation is not successful, the bankruptcy court could hold a hearing as soon as late 2003 to consider the Company’s motion for a permanent injunction. If the Company is not successful, including on appeal, the temporary restraining order currently in effect will be lifted and the Company will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability. In some of the direct actions in Texas that are currently subject to the temporary restraining order as to the Company, trials could commence as early as December 2003.

The Company has numerous defenses in all of the direct action cases. These defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss by Travelers and other insurers. Rulings on these motions filed by other insurers could come as early as late 2003, including some of the class actions in West Virginia.

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

Other

Beginning in January 1997, various plaintiffs commenced a series of purported class actions and one multi-party action in various courts against some of the Company’s subsidiaries, dozens of other insurers and the National Council on Compensation Insurance, or the NCCI. The allegations in the actions are substantially similar. The plaintiffs generally allege that the defendants conspired to collect excessive or improper premiums on loss-sensitive workers’ compensation insurance policies in violation of state insurance laws, antitrust laws, and state unfair trade practices laws. Plaintiffs seek unspecified monetary damages. After several voluntary dismissals, refilings and consolidations, actions are, or until recently were, pending in the following jurisdictions: Georgia (Melvin Simon & Associates, Inc., et al. v. Standard Fire Insurance Company, et al.); Tennessee (Bristol Hotel Asset Company, et al. v. The Aetna Casualty and Surety Company, et al.); Florida (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al. and Bristol Hotel Management Corporation, et al. v. Aetna Casualty & Surety Company, et al.); New Jersey (Foodarama Supermarkets, Inc., et al. v. Allianz Insurance Company, et al.); Illinois (CR/PL Management Co., et al. v. Allianz Insurance Company Group, et al.); Pennsylvania (Foodarama Supermarkets, Inc. v. American Insurance Company, et al.); Missouri (American Freightways Corporation, et al. v. American Insurance Co., et al.); California (Bristol Hotels & Resorts, et al. v. NCCI, et al.); Texas (Sandwich Chef of Texas, Inc., et al. v. Reliance National Indemnity Insurance Company, et al.); Alabama (Alumax Inc., et al. v. Allianz Insurance Company, et al.); Michigan (Alumax, Inc., et al. v. National Surety Corp., et al.); Kentucky (Payless Cashways, Inc., et al. v. National Surety Corp. et al.); New York (Burnham Service Corp. v. American Motorists Insurance Company, et al.); and Arizona (Albany International Corp. v. American Home Assurance Company, et al).

The trial courts ordered dismissal of the California, Pennsylvania and New York cases and, in February 2003, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.). In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Kentucky, Texas, and Michigan denied defendants’ motions to dismiss. The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal. After the rulings described above, the plaintiffs withdrew the New York and Michigan cases. Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted. In May 2003, the plaintiff in the Texas case filed a petition asking the United States Supreme Court to review that appellate ruling, and in August 2003, the defendants filed a brief opposing the petition. The Company is vigorously defending all of the pending cases and the Company’s management believes the Company has meritorious defenses; however the outcome of these disputes is uncertain.

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. The action seeks a total of $98,500,000 currently due under the reinsurance contracts, a declaration that $12,710,179 will be payable under a second installment due in 2004, and consequential and punitive damages. On May 22, 2003, Transatlantic brought an action against Gulf regarding the same dispute that was consolidated with Gulf’s action. Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. XL Reinsurance America, Inc., another of the defendant reinsurers, has indicated that it may assert a similar position. Gulf denies these allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts, and intends to vigorously pursue the action.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against insureds or as an insurer defending coverage claims brought against it. While the ultimate resolution of these legal proceedings could be significant to the Company’s results of operations in a future quarter, in the opinion of the Company’s management it would not be likely to have a material adverse effect on the Company’s results of operations for a calendar year or on the Company’s financial condition or liquidity.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of TPC was held on April 24, 2003. At the meeting:

(1)	4 persons were elected to serve as Class I directors of TPC for a three-year term expiring in 2006, and the Class II and Class III directors named below continued in office;

(2)	TPC’s 2002 Stock Incentive Plan was approved;

(3)	TPC’s Executive Performance Compensation Plan was approved;

(4)	certain amendments to TPC’s certificate of incorporation were approved; and

(5)	the selection of KPMG LLP to serve as the independent auditors of TPC for 2003 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

(1)	Election of Directors:

		Votes For	Votes Withheld

Class A Stock	Kenneth J. Bialkin	415,877,728	10,004,775
	Clarence Otis, Jr.	420,761,115	5,121,388
	Jeffrey M. Peek	413,075,401	12,807,102
	Laurie J. Thomsen	420,765,299	5,117,204
Class B Stock	Kenneth J. Bialkin	2,868,753,377	128,829,243
	Clarence Otis, Jr.	2,889,362,333	108,220,287
	Jeffrey M. Peek	2,722,111,278	275,471,342
	Laurie J. Thomsen	2,889,608,280	107,974,340
Total Voting Power	Kenneth J. Bialkin	3,284,631,105	138,834,018
	Clarence Otis, Jr.	3,310,123,448	113,341,675
	Jeffrey M. Peek	3,135,186,679	288,278,444
	Laurie J. Thomsen	3,310,373,579	113,091,544

(2)	Approval of 2002 Stock Incentive Plan:

	Votes For	Votes Against	Votes Abstained

Class A Stock	340,445,875	84,582,893	853,616
Class B Stock	2,390,183,594	565,603,017	41,794,280

Total Voting Power	2,730,629,469	650,185,910	42,647,896

(3)	Approval of Executive Performance Compensation Plan:

	Votes For	Votes Against	Votes Abstained

Class A Stock	382,802,558	42,072,704	1,007,125
Class B Stock	2,624,075,992	330,625,169	42,879,471

Total Voting Power	3,006,878,550	372,697,873	43,886,596

(4)	Approval of certain amendments to the Company’s certificate of incorporation:

	Votes For	Votes Against	Votes Abstained

Class A Stock	423,170,028	1,571,626	1,140,796
Class B Stock	2,939,324,490	14,621,392	43,635,492

Total Voting Power	3,362,494,518	16,193,018	44,776,288

(5)	Ratification of auditors:

	Votes For	Votes Against	Votes Abstained

Class A Stock	421,976,223	3,236,505	669,771
Class B Stock	2,843,585,969	114,685,689	39,310,535

Total Voting Power	3,265,562,192	117,922,194	39,980,306

In addition to the Class I directors elected at the annual meeting, the Class II and Class III directors named below continued in office:

Class II Directors (term expires in 2004)	Class III Directors (term expires in 2005)

Howard P. Berkowitz	Meryl D. Hartzband
Charles J. Clarke	Robert I. Lipp
Leslie B. Disharoon	Charles W. Scharf
Nancy A. Roseman	Frank J. Tasco

Item 5. OTHER INFORMATION

On July 23, 2003, the Board of Directors of TPC elected Blythe J. McGarvie to the board as a Class II director and to serve as a member of the Audit Committee. Ms. McGarvie, a Certified Public Accountant, is President of Leadership for International Finance, a private business consulting firm. Prior to founding Leadership for International Finance, Ms. McGarvie was the Executive Vice President and Chief Financial Officer at BIC Group from 1999 through the end of 2002. Prior to joining BIC in July 1999, Ms. McGarvie served as Senior Vice President and Chief Financial Officer of Hannaford Bros. Co., a food retailer, from 1994-1999. She also has held senior financial positions at Sara Lee Corporation and Kraft General Foods, Inc.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

See Exhibit Index.

(b)	Reports on Form 8-K:

On April 1, 2003, the Company filed a Current Report on Form 8-K dated April 1, 2003, (a) reporting under Items 5 and 12 (but provided under Items 9 pursuant to SEC interim filing guidance for Item 12) thereof that the Company strengthened certain reserves of its majority-owned subsidiary, Gulf Insurance, and (b) filing under Item 7 thereof the related press release.

On April 17, 2003, the Company filed a Current Report on Form 8-K dated April 17, 2003, (a) reporting under Item 12 thereof (but provided under Item 9 pursuant to SEC interim filing guidance for Item 12) the results of the Company’s operations for the quarter ended March 31, 2003, and (b) filing under Item 7 thereof the related press release and a first quarter financial supplement.

On May 22, 2003, the Company filed a Current Report on Form 8-K dated May 22, 2003, (a) reporting under Item 5 thereof a preliminary estimate for catastrophe losses from severe storms during the second quarter through May 21, 2003, and (b) filing under Item 7 thereof the related press release.

No other reports on Form 8-K were filed during the 2003 second quarter; however,

On July 17, 2003, the Company filed a Current Report on Form 8-K, dated July 17, 2003, (a) reporting under Item 12 thereof (but provided under Item 9 pursuant to SEC interim filing guidance for Item 12) the results of the Company’s operations for the quarter ended June 30, 2003, and (b) filing under Item 7 thereof the related press release and a second quarter financial supplement.

On August 4, 2003, the Company filed a Current Report on Form 8-K, dated August 4, 2003, (a) reporting under Item 5 thereof that an arbitration panel decision had been rendered in the ACandS asbestos litigation matter, and (b) filing under Item 7 thereof the related press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Travelers Property Casualty Corp.

Date: August 13, 2003	By	/s/ Jay S. Benet

Jay S. Benet
Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2003	By	/s/ Douglas K. Russell

Douglas K. Russell
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1.1†	Restated Certificate of Incorporation of the Company, effective July 18, 2003, consolidating all prior amendments.

3.2	Amended and Restated Bylaws of the Company, effective January 23, 2003, was filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

31.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

†	Filed herewith