Form 10-Q
period 2003-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2003-10-31
CIK 919482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Yes  [  ]   No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock outstanding as of October 24, 2003:

Class A	504,966,902
Class B	499,859,233

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues
Premiums	$3,149.2	$2,875.3	$9,228.2	$8,216.6
Net investment income	457.9	440.7	1,369.7	1,393.3
Fee income	133.7	118.6	403.7	330.1
Net realized investment losses	(23.3)	(51.3)	(.7)	(58.5)
Recoveries from former affiliate	—	159.3	—	159.3
Other revenues	28.0	21.3	96.3	75.6

Total revenues	3,745.5	3,563.9	11,097.2	10,116.4

Claims and expenses
Claims and claim adjustment expenses	2,236.5	2,370.0	6,735.4	6,450.4
Amortization of deferred acquisition costs	512.3	462.3	1,458.4	1,334.8
Interest expense	38.1	40.4	130.1	116.0
General and administrative expenses	397.9	351.6	1,204.6	986.1

Total claims and expenses	3,184.8	3,224.3	9,528.5	8,887.3

Income before federal income taxes, minority interest and cumulative effect of change in accounting principle	560.7	339.6	1,568.7	1,229.1
Federal income taxes	131.6	6.0	376.5	218.8
Minority interest, net of tax	3.0	1.3	(15.1)	1.3

Income before cumulative effect of change in accounting principle	426.1	332.3	1,207.3	1,009.0
Cumulative effect of change in accounting for goodwill and other intangible assets, net of tax	—	—	—	(242.6)

Net income	$426.1	$332.3	$1,207.3	$766.4

Basic earnings per share
Income before cumulative effect of change in accounting principle	$0.43	$0.33	$1.20	$1.08
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income	$0.43	$0.33	$1.20	$0.82

Weighted average number of common shares outstanding	1,002.1	1,000.0	1,002.3	932.3

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$0.42	$0.33	$1.20	$1.08
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income	$0.42	$0.33	$1.20	$0.82

Weighted average number of common shares outstanding and common stock equivalents	1,007.6	1,002.0	1,007.6	933.0

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions, except shares and per share data)

	September 30,
	2003	December 31,
	(Unaudited)	2002

Assets
Fixed maturities, available for sale at fair value (including $890.6 and $580.5 subject to securities lending and repurchase agreements) (amortized cost $30,298.2 and $28,877.8)	$31,859.7	$30,003.2
Equity securities, at fair value (cost $712.7 and $861.9)	762.7	851.5
Mortgage loans	222.1	257.9
Real estate held for sale	1.5	12.5
Short-term securities	2,455.0	4,853.6
Trading securities, at fair value	48.9	40.7
Other investments	2,443.2	2,405.8

Total investments	37,793.1	38,425.2

Cash	209.0	92.2
Investment income accrued	369.2	339.3
Premium balances receivable	4,039.2	3,861.4
Reinsurance recoverables	10,906.2	10,977.5
Deferred acquisition costs	957.3	873.0
Deferred federal income taxes	756.6	1,447.1
Contractholder receivables	2,759.9	2,544.1
Goodwill	2,411.5	2,411.5
Receivables for investment sales	458.8	138.7
Other assets	2,874.1	3,027.5

Total assets	$63,534.9	$64,137.5

Liabilities
Claims and claim adjustment expense reserves	$33,854.0	$33,736.0
Unearned premium reserves	7,049.8	6,459.9
Contractholder payables	2,759.9	2,544.1
Notes payable to former affiliates	—	700.0
Long-term debt	1,755.5	926.2
Convertible junior subordinated notes payable	868.5	867.8
Convertible notes payable	49.7	49.7
Payables for investment purchases	533.9	3,737.9
Payables for securities lending and repurchase agreements	902.6	597.9
Other liabilities	4,288.7	3,480.7

Total liabilities	52,062.6	53,100.2

TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	—	900.0

Shareholders’ equity
Common Stock:
Class A, $.01 par value, 1.5 billion shares authorized, 509.0 million and 504.2 million issued and outstanding at September 30, 2003 and December 31, 2002, respectively	5.1	5.0
Class B, $.01 par value, 1.5 billion shares authorized, 500.0 million issued and outstanding	5.0	5.0
Additional paid-in capital	8,690.6	8,618.4
Retained earnings	1,883.2	880.5
Accumulated other changes in equity from nonowner sources	992.1	656.6
Treasury stock, at cost (4.3 million and .3 million shares)	(67.4)	(4.9)
Unearned compensation	(36.3)	(23.3)

Total shareholders’ equity	11,472.3	10,137.3

Total liabilities and shareholders’ equity	$63,534.9	$64,137.5

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions)

For the nine months ended September 30,	2003	2002

Common stock and additional paid-in capital
Balance, beginning of period	$8,628.4	$4,440.7
Net employee stock-based compensation plans	64.0	55.6
Net proceeds from initial public offering	—	4,089.5
Other	8.3	16.0

Balance, end of period	8,700.7	8,601.8

Retained earnings
Balance, beginning of period	880.5	6,004.2
Net income	1,207.3	766.4
Receipts from former subsidiaries	—	157.5
Dividends	(204.6)	(5,253.2)

Balance, end of period	1,883.2	1,674.9

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of period	656.6	241.4
Net unrealized gain on investment securities	319.2	657.1
Other	16.3	16.6

Balance, end of period	992.1	915.1

Treasury stock (at cost)
Balance, beginning of period	(4.9)	—
Treasury stock acquired	(40.0)	—
Net employee stock-based compensation plans	(22.5)	(1.1)

Balance, end of period	(67.4)	(1.1)

Unearned compensation
Balance, beginning of period	(23.3)	—
Net issuance of restricted stock under employee stock-based compensation plans	(32.0)	(30.4)
Restricted stock amortization	19.0	—

Balance, end of period	(36.3)	(30.4)

Total shareholders’ equity	$11,472.3	$11,160.3

Common shares outstanding
Balance, beginning of period	1,003.9	769.0
Shares issued in Initial Public Offering	—	231.0
Net shares issued for employee stock-based compensation plans	3.4	3.3
Treasury stock acquired	(2.6)	—

Balance, end of period	1,004.7	1,003.3

See notes to condensed consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

For the nine months ended September 30,	2003	2002

Cash flows from operating activities
Net income	$1,207.3	$766.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	.7	58.5
Cumulative effect of changes in accounting principles, net of tax	—	242.6
Depreciation and amortization	55.1	30.6
Deferred federal income taxes (benefit)	510.5	(74.4)
Amortization of deferred policy acquisition costs	1,458.4	1,334.8
Premium balances receivable	(177.8)	(227.5)
Reinsurance recoverables	71.3	700.5
Deferred acquisition costs	(1,542.7)	(1,441.2)
Insurance reserves	707.9	553.6
Trading account activities	(8.2)	117.9
Recoveries from former affiliate	360.7	—
Other	242.5	129.4

Net cash provided by operating activities	2,885.7	2,191.2

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	3,484.4	2,075.8
Mortgage loans	47.5	14.1
Proceeds from sales of investments
Fixed maturities	7,173.9	7,164.2
Equity securities	208.1	108.9
Real estate held for sale	11.0	.7
Purchases of investments
Fixed maturities	(12,237.4)	(11,641.7)
Equity securities	(55.5)	(92.7)
Mortgage loans	(11.7)	—
Real estate held for sale	—	(1.2)
Short-term securities, (purchases) sales, net	2,593.9	(25.1)
Other investments, net	63.3	521.8
Securities transactions in course of settlement	(3,021.3)	234.0

Net cash used in investing activities	(1,743.8)	(1,641.2)

Cash flows from financing activities
Issuance of short-term debt	549.5	—
Payment of short-term debt	(550.0)	—
Issuance of long-term debt	1,381.9	—
Payment of long-term debt	(553.0)	(3.0)
Issuance of convertible notes, net	—	917.3
Payment of note payables to former affiliate	(700.0)	(5,299.0)
Redemption of mandatorily redeemable preferred stock	(900.0)	—
Purchase of treasury stock	(40.0)	—
Initial public offering	—	4,089.5
Issuance of common stock-employee stock options	27.2	1.6
Treasury stock acquired	(12.7)	(1.1)
Receipts from former affiliates	—	157.5
Dividends to shareholders	(201.4)	—
Dividend to former affiliate	—	(157.5)
Payment of dividend on subsidiary’s preferred stock	(3.9)	(.9)
Purchase of real estate from former affiliate	—	(68.2)
Transfer of employee benefit obligations to former affiliates	(22.7)	(172.4)
Transfer of lease obligations to former affiliate	—	(87.8)
Minority investment in subsidiary	—	89.5
Other	—	(19.6)

Net cash used in financing activities	(1,025.1)	(554.1)

Net increase (decrease) in cash	116.8	(4.1)
Cash at beginning of period	92.2	236.9

Cash at end of period	$209.0	$232.8

Supplemental disclosure of cash flow information
Income taxes (received) paid	$(360.5)	$83.2
Interest paid	$116.8	$90.0

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity Effective January 1, 2003, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

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

if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares, or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.

The adoption of FAS 150 did not impact the Company’s consolidated financial statements.

2.	CHANGES IN ACCOUNTING PRINCIPLES, Continued

Stock-Based Compensation

The Company has an employee stock incentive compensation plan (the plan) that includes stock option programs and restricted stock programs, which are described more fully in note 11 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2002. Prior to January 1, 2003, the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. Under APB 25 the restricted stock awards are valued based upon their fair value at the date of issuance and charged to compensation expense ratably over the vesting period. Options granted prior to January 1, 2003 were not reflected in compensation expense as all options granted had an exercise price equal to the market value of the underlying common stock at the date of grant.

Effective January 1, 2003, the Company elected to prospectively adopt the fair value method of accounting for its employee stock-based compensation plans as defined in the FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123), for all employee awards granted, modified, or settled after January 1, 2003. Under this method, compensation cost is measured at the grant date based on the fair value of the award derived by the application of an option pricing model and is recognized ratably over the vesting period. The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

(in millions)		2003	2002	2003	2002

Net income, as reported		$426.1	$332.3	$1,207.3	$766.4
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	3.7	2.6	12.6	11.3
Deduct:	Stock-based employee compensation expense determined under fair value based method, net of related tax effects(1)	(17.5)	(38.3)	(53.8)	(74.7)

Net income, pro forma		$412.3	$296.6	$1,166.1	$703.0

Earnings per share
Basic – as reported		$0.43	$0.33	$1.20	$0.82
Diluted – as reported		0.42	0.33	1.20	0.82
Basic – pro forma		0.41	0.30	1.16	0.75
Diluted – pro forma		0.41	0.30	1.16	0.75

(1)	2002 includes the fair value of stock-based employee compensation in Citigroup’s common stock. The awards in Citigroup shares were replaced with the Company’s class A common shares in August 2002.

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation (the subject of FIN 46). FIN 46 clarifies how to identify a variable interest entity and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interests and results of activities of a variable interest entity in its consolidated financial statements. FIN 46 is effective immediately for variable interest entities created after January 31, 2003. As of October 9, 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 for interests held in variable interest entities or potential variable interest entities created before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise is required to disclose in all financial statements issued after January 31, 2003, the nature, purpose, size and activities of the variable interest entity and the enterprise’s maximum exposure to loss as a result of its involvement with the variable interest entity.

3.	ACCOUNTING STANDARDS NOT YET ADOPTED, Continued

For purposes of applying FIN 46, the Company is evaluating the following investments which were acquired or created prior to February 1, 2003 to determine whether such investments should be consolidated or disclosed as variable interest entities in the Company’s future financial statements (amounts are as of September 30, 2003):

•	Real estate partnerships and joint ventures that are accounted for under the equity method of accounting and have a total carrying value of $246.3 million on the consolidated balance sheet; the Company’s unfunded commitments associated with real estate partnerships and joint ventures were $121.8 million.

•	Investment partnerships that are accounted for under the equity method of accounting and have a carrying value of $1.713 billion on the consolidated balance sheet; the Company’s unfunded commitments associated with investment partnerships were $548.7 million.

•	Below investment grade asset-backed securities and commercial mortgage-backed securities that are reported at fair value and have a carrying value of $130.6 million on the consolidated balance sheet.

•	Equity investments that are reported at fair value and have a carrying value of $32.6 million on the balance sheet and private equity investments that are accounted for under the equity method of accounting and have a carrying value of $398.3 million on the balance sheet. There were no unfunded commitments associated with these equity investments.

The Company has assessed the impact that the provisions of FIN 46 may have on the consolidated financial statements based on the guidance and interpretations issued to date. No significant consolidation of investments are expected at this time, subject to any new or additional guidance that may be issued by the FASB as it continues to make interpretative changes during the deferral period.

4. SEGMENT INFORMATION

			Total
(at and for the three months ended September 30,	Commercial	Personal	Reportable
in millions)	Lines	Lines	Segments

2003
Revenues
Premiums	$1,916.9	$1,232.3	$3,149.2
Net investment income	368.0	89.8	457.8
Fee income	133.7	—	133.7
Other revenues	7.4	20.5	27.9

Total operating revenues	$2,426.0	$1,342.6	$3,768.6

Operating income (1)	$379.8	$88.2	$468.0
Assets	53,394.3	9,653.3	63,047.6

2002
Revenues
Premiums	$1,757.8	$1,117.5	$2,875.3
Net investment income	357.8	83.4	441.2
Fee income	118.6	—	118.6
Recoveries from former affiliate	159.3	—	159.3
Other revenues	1.6	19.6	21.2

Total operating revenues	$2,395.1	$1,220.5	$3,615.6

Operating income (1)	$294.7	$92.0	$386.7
Assets	50,325.0	9,026.7	59,351.7

(1)	Operating income is reflected net of tax and excludes the after-tax impact of net realized investment gains (losses), restructuring charges and the cumulative effect of changes in accounting principles. Operating income is the basis upon which management evaluates segment results.

4. SEGMENT INFORMATION, Continued

			Total
(at and for the nine months ended September 30,	Commercial	Personal	Reportable
in millions)	Lines	Lines	Segments

2003
Revenues
Premiums	$5,664.8	$3,563.4	$9,228.2
Net investment income	1,098.7	270.1	1,368.8
Fee income	403.7	—	403.7
Other revenues	30.4	64.9	95.3

Total operating revenues	$7,197.6	$3,898.4	$11,096.0

Operating income (1)	$992.7	$307.5	$1,300.2
Assets	53,394.3	9,653.3	63,047.6

2002
Revenues
Premiums	$5,000.8	$3,215.8	$8,216.6
Net investment income	1,109.9	283.0	1,392.9
Fee income	330.1	—	330.1
Recoveries from former affiliate	159.3	—	159.3
Other revenues	15.5	59.9	75.4

Total operating revenues	$6,615.6	$3,558.7	$10,174.3

Operating income(1)	$882.8	$233.2	$1,116.0
Assets	50,325.0	9,026.7	59,351.7

(1)	Operating income is reflected net of tax and excludes the after-tax impact of net realized investment gains (losses), restructuring charges and the cumulative effect of changes in accounting principles. Operating income is the basis upon which management evaluates segment results.

4.	SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Revenue reconciliation
Total revenue for reportable segments	$3,768.6	$3,615.6	$11,096.0	$10,174.3
Interest Expense and Other	.2	(.4)	1.9	.6
Net realized investment losses	(23.3)	(51.3)	(.7)	(58.5)

Total consolidated revenues	$3,745.5	$3,563.9	$11,097.2	$10,116.4

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$468.0	$386.7	$1,300.2	$1,116.0
Interest Expense and Other	(25.3)	(26.6)	(88.2)	(72.5)

Total operating income	442.7	360.1	1,212.0	1,043.5
Net realized investment losses	(16.6)	(27.8)	(4.7)	(32.9)
Restructuring charge	—	—	—	(1.6)
Cumulative effect of change in accounting for goodwill and other intangible assets	—	—	—	(242.6)

Total consolidated net income	$426.1	$332.3	$1,207.3	$766.4

(at September 30, in millions)	2003	2002

Asset reconciliation
Total assets for reportable segments	$63,047.6	$59,351.7
Other assets	487.3	346.7

Total assets	$63,534.9	$59,698.4

5. INVESTMENTS

     The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized			Fair
(at September 30, 2003, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$7,759.5	$287.9	$10.1	$8,037.3
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,020.8	53.1	.1	1,073.8
Obligations of states, municipalities and political subdivisions	14,166.7	792.4	5.3	14,953.8
Debt securities issued by foreign governments	235.7	13.9	2.3	247.3
All other corporate bonds	6,867.5	461.9	38.6	7,290.8
Redeemable preferred stock	248.0	12.6	3.9	256.7

Total	$30,298.2	$1,621.8	$60.3	$31,859.7

		Gross Unrealized
	Amortized			Fair
(at December 31, 2002, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$8,595.4	$346.6	$1.5	$8,940.5
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,034.8	62.0	—	1,096.8
Obligations of states, municipalities and political subdivisions	12,664.4	631.9	10.3	13,286.0
Debt securities issued by foreign governments	258.2	19.9	1.7	276.4
All other corporate bonds	6,093.9	342.8	245.8	6,190.9
Redeemable preferred stock	231.1	5.6	24.1	212.6

Total	$28,877.8	$1,408.8	$283.4	$30,003.2

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
	Amortized			Fair
(at September 30, 2003, in millions)	Cost	Gains	Losses	Value

Common stocks	$72.4	$13.5	$3.7	$82.2
Nonredeemable preferred stocks	640.3	52.2	12.0	680.5

Total	$712.7	$65.7	$15.7	$762.7

(at December 31, 2002, in millions)
Common stocks	$57.4	$4.0	$11.3	$50.1
Nonredeemable preferred stocks	804.5	24.6	27.7	801.4

Total	$861.9	$28.6	$39.0	$851.5

5.	INVESTMENTS, Continued

Securities Lending and Dollar-Roll Repurchase Agreements

The Company engages in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. The Company either receives cash or marketable securities as collateral equal to at least the market value of the loaned securities plus accrued interest. Collateral is marked to market and adjusted daily. In those cases where cash collateral is received, the Company reinvests the collateral in a short-term investment pool, the loaned securities remain a recorded asset of the Company and a liability is recorded to recognize the Company’s obligation to return the collateral at the end of the loan. At September 30, 2003, $518.7 million of securities were on loan for which cash collateral was received. Where marketable securities have been received as collateral, the collateral is held by a third party custodian (tri-party lending agreement), and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement. The loaned securities remain a recorded asset of the Company, and the Company does not recognize the collateral or the obligation to return the collateral. At September 30, 2003, $272.5 million of securities were on loan under tri-party lending agreements.

The Company also engages in dollar-roll repurchase activities from which it generates net investment income from selling mortgage-backed securities and simultaneously agreeing to repurchase from the same party substantially the same securities. The Company invests the proceeds from the sale in a short-term investment pool, the sold securities remain a recorded asset of the Company and a liability is recorded to recognize the Company’s obligation to repurchase substantially the same securities at the end of a specified period. At September 30, 2003, $371.9 million of securities were subject to dollar-roll repurchase agreements.

Derivative Financial Instruments

The Company engages in U.S. Treasury note futures transactions to modify the duration of the investment portfolio as part of the Company’s management of exposure to changes in interest rates. The Company enters into 90 day futures contracts on 2 year, 5 year, 10 year and 30 year U.S. Treasury notes which require a daily mark to market settlement with the broker. The notational value of the open U.S. Treasury futures contracts was $1.465 billion at September 30, 2003. These derivative instruments are not designated and do not qualify as hedges under Financial Accounting Standards No. 133, “Accounting for Derivatives Instruments and Hedging Activities” rules and as such the daily mark to market settlement is reflected in net realized investment gains (losses).

6.	INTANGIBLE ASSETS

During the third quarter of 2003, the Company purchased the renewal rights to Royal & SunAlliance USA Inc.’s commercial lines national accounts, middle market and marine businesses, and standard and preferred personal lines businesses. Also in the third quarter of 2003, the Company purchased renewal rights to the majority of Atlantic Mutual’s commercial lines inland marine and ocean cargo businesses written by Atlantic Mutual’s Marine Division. The minimum purchase price for both transactions, which has been paid, was $48.0 million. The final purchase price, which is currently estimated to be $87.0 million, is dependent on the level of business renewed by the Company. The Company recorded customer-related intangible assets of $82.0 million and a marketing-related intangible asset of $5.0 million related to these transactions. These intangible assets are estimated to have useful lives of 5 years.

6.	INTANGIBLE ASSETS, Continued

The Company’s customer-related intangible assets had a gross carrying amount of $552.6 million and $470.6 million at September 30, 2003 and December 31, 2002, respectively, and had accumulated amortization of $120.3 million and $90.8 million at September 30, 2003 and December 31, 2002, respectively. The Company’s marketing-related intangible asset totaled $5.0 million, which had not yet been amortized, at September 30, 2003. The Company’s intangible assets are included in other assets in the condensed consolidated balance sheet. Amortization expense was $11.7 million and $8.9 million for the three months ended September 30, 2003 and 2002, respectively, and was $29.4 million and $26.6 million for the nine months ended September 30, 2003 and 2002, respectively. Intangible assets amortization expense is estimated to be $13.0 million for the remainder of 2003 and $50.6 million, $48.1 million, $47.0 million, $47.0 million and $41.6 million for 2004, 2005, 2006, 2007 and 2008, respectively.

7.	CHANGES IN EQUITY FROM NONOWNER SOURCES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Net income	$426.1	$332.3	$1,207.3	$766.4
Net unrealized gains (losses) on investment securities	(173.3)	536.5	319.2	657.1
Other(1)	3.2	6.2	16.3	16.6

Total changes in equity from nonowner sources	$256.0	$875.0	$1,542.8	$1,440.1

(1)	Includes foreign currency translation adjustments.

8.	EARNINGS PER SHARE (EPS)

EPS has been computed in accordance with Financial Accounting Standards No. 128, “Earnings per Share”. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflects the effect of potentially dilutive securities, principally the incremental shares which are assumed to be issued under the Company’s 2002 Stock Incentive Plan. Excluded from the computation of diluted EPS were 38.6 million of potentially dilutive shares related to convertible junior subordinated notes payable because the contingency conditions for their issuance have not been satisfied (see note 8 of the Company’s Form 10-K for the year ended December 31, 2002). For the three and nine months ended September 30, 2003 and 2002, there was no significant effect on EPS from potentially dilutive securities. For the three and nine months ended September 30, 2002, shares have been adjusted to give effect to the recapitalization in March 2002, prior to the Company’s March 2002 Initial Public Offering, whereby the outstanding shares of common stock (1,500 shares) were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock.

8.	EARNINGS PER SHARE (EPS), Continued

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions, except per share amounts)	2003	2002	2003	2002

Income before cumulative effect of change in accounting principle	$426.1	$332.3	$1,207.3	$1,009.0
Cumulative effect of change in accounting principle	—	—	—	(242.6)

Net income available to common shareholders for basic EPS (numerator)	426.1	332.3	1,207.3	766.4
Effect of dilutive securities	—	—	—	—

Net income available to common shareholders for diluted EPS (numerator)	$426.1	$332.3	$1,207.3	$766.4

Weighted average common shares outstanding applicable to basic EPS (denominator)	1,002.1	1,000.0	1,002.3	932.3
Effect of dilutive shares	5.5	2.0	5.3	.7

Adjusted weighted average common shares outstanding applicable to diluted EPS (denominator)	1,007.6	1,002.0	1,007.6	933.0

Basic earnings per share
Income before cumulative effect of change in accounting principle	$0.43	$0.33	$1.20	$1.08
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income	$0.43	$0.33	$1.20	$0.82

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$0.42	$0.33	$1.20	$1.08
Cumulative effect of change in accounting principle	—	—	—	(0.26)

Net income	$0.42	$0.33	$1.20	$0.82

9.	CAPITAL AND DEBT

Notes payable to former affiliates, long-term debt and convertible notes payable outstanding were as follows:

	September 30,	December 31,
(in millions)	2003	2002

Notes payable to former affiliates	$—	$700.0
Floating rate note due 2004, prepaid February 2003	—	550.0
6.75% Notes due 2006	150.0	150.0
3.75% Notes due 2008	400.0	—
7.81% Notes various due dates through 2011	24.0	27.0
5.00% Notes due 2013	500.0	—
7.75% Notes due 2026	200.0	200.0
6.375% Notes due 2033	500.0	—
4.50% Convertible junior subordinated notes payable due 2032	892.5	892.5
6.00% Convertible notes payable due 2032	49.7	49.7

	2,716.2	2,569.2
Debt issuance costs	(42.5)	(25.5)

Total	$2,673.7	$2,543.7

In December 2002, the Company entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a Promissory Note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, the Company issued $550.0 million of Floating Rate Notes due in February 2004. The proceeds from these notes were used to prepay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carried a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003 and June 17, 2003, the Company repurchased $75.0 million and $24.0 million, respectively, of the Floating Rate Notes at par plus accrued interest. The remaining $451.0 million were repaid on September 5, 2003.

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

9.	CAPITAL AND DEBT, Continued

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

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250.0 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364-Day Line of Credit and, together with the 45-Month Line of Credit, the Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-Day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364-Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. Borrowings under the Lines of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. Each Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee. The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings. Each Line of Credit requires TPC to comply with various covenants, including the maintenance of minimum statutory capital and surplus of $5.5 billion and a maximum ratio of total consolidated debt to total capital of 45%. In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC. At September 30, 2003, the Company was in compliance with these financial covenants.

There were no amounts outstanding under the Lines of Credit at September 30, 2003. Previous lines of credit between TIGHI and Citigroup have been terminated.

On March 20, 2002, the Board of Directors designated 3 million of the 50 million shares of preferred stock authorized as Series A Junior Participating Preferred Stock (the Series A Preferred Stock). Under the Company’s shareholder rights plan, each outstanding share of the Company’s class A and class B common stock carries with it the right to acquire one-thousandth of a share of the Series A Preferred Stock. These rights trade with the Company’s common stock and will expire on March 20, 2012, unless the rights are earlier redeemed. Such rights are not presently exercisable and have no voting rights. At September 30, 2003 and December 31, 2002, there were no shares of preferred stock, including the Series A Preferred Stock, issued or outstanding.

9.	CAPITAL AND DEBT, Continued

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

During September 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time in the open market, and it is expected that funding for the program will principally come from operating cash flow. Shares repurchased are reported as treasury stock in the consolidated balance sheet. During the third quarter of 2003, TPC repurchased approximately 2.6 million shares of class A common stock at a total cost of $40.0 million, representing the first acquisition of shares under this program.

TIGHI’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $727.7 million will be available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. TIGHI received $651.0 million of dividends from its insurance subsidiaries during the first nine months of 2003.

10.	FEDERAL INCOME TAXES

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

11.	CITIGROUP INDEMNIFICATION AGREEMENT

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

12.	COMMITMENTS AND CONTINGENCIES

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

The Company carries an allowance for uncollectible reinsurance recoverables, which is not allocated to any specific proceedings or disputes, whether for financial impairments or coverage defenses. Including this allowance, in the opinion of the Company’s management, the net receivable from reinsurance contracts is fairly stated.

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

The Company is involved in a bankruptcy and other proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims were covered by insurance policies issued by the Company, as described below.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos bodily injury claims pending against it by negotiating with the claimants and assigning them ACandS’ rights to recover under insurance policies issued by the Company. In its bankruptcy filings, ACandS estimated that the total value of these unpaid but purportedly settled claims was approximately $2.8 billion. ACandS asserted that the Company is responsible for the financial obligations created by these purported settlements as well as for any future claims brought against it, and that insurance policy aggregate limits do not apply.

12.	COMMITMENTS AND CONTINGENCIES, Continued

In January 2003, ACandS filed a proposed Plan of Reorganization in its bankruptcy proceeding pursuant to which ACandS seeks to establish a trust to handle and dispose of asbestos claims and that trust would be assigned ACandS’ rights to its insurance policies issued by the Company. The bankruptcy plan confirmation hearing is scheduled to begin on December 15, 2003, and the Company intends to file numerous objections to the plan as proposed. The Company is vigorously contesting ACandS’ assertions through objections filed in the bankruptcy court, as well as through defenses asserted in the other proceedings described below.

Another dispute involved an insurance coverage arbitration commenced in January 2001 to determine what percentage of ACandS’ financial obligations for bodily injury asbestos claims is subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in Travelers favor that asbestos bodily injury claims paid by ACandS on or after July 31, 2003, the decision date, are subject to the Company’s aggregate policy limits, which have been exhausted. As a result of the arbitration panel ruling, ACandS filed a new lawsuit claiming that the Company is now obligated to fund 45% of ACandS’ unpaid but purportedly settled asbestos bodily injury claims that predate the arbitration decision date (ACandS, Inc. v. Travelers Casualty and Surety Co., E.D. Pa, commenced in August 2003).

In addition to the bankruptcy, the concluded arbitration proceedings and the August 2003 lawsuit, the Company and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D. Pa), commenced in September 2000. This litigation primarily involves the extent to which the claims against ACandS are subject to occurrence limits under the insurance policies. The matter is scheduled to appear on the May 14, 2004 trial calendar. The Company has filed a motion to dismiss this action based upon the rulings of the arbitration panel and discovery in this action has been stayed pending the resolution of the Company’s motion to dismiss.

The Company is vigorously asserting and defending its positions in the ACandS bankruptcy and the two other remaining proceedings. The Company believes that it has meritorious defenses that include, among others that the purported settlements are not final, are unreasonable in amount, and are not binding on the Company; that any bankruptcy plan or reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or to deprive the Company of its right to litigate the claims against ACandS; and that the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations, if any, with respect to the purportedly settled claims.

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

12.	COMMITMENTS AND CONTINGENCIES, Continued

All of the actions described in the preceding paragraph, other than the Hawaii actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of the Company’s former policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on the Company’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order. During January and June 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court. The parties have met with the mediator several times since August 2002. The results of the mediation, if any, are uncertain at this time. If the mediation is not successful, the bankruptcy court could hold a hearing as soon as late 2003 to consider the Company’s motion for a permanent injunction. If the Company is not successful, including on appeal, the temporary restraining order currently in effect will be lifted and the Company will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

The Company has numerous defenses in all of the direct action cases. These defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss by Travelers and other insurers. There have been favorable rulings in Texas on some of these motions filed by other insurers that dealt with statute of limitations and the validity of the alleged causes of actions. Similar motions also have been filed by other insurers in West Virginia.

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

12.	COMMITMENTS AND CONTINGENCIES, Continued

With respect to its asbestos exposures, the Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. There has been an acceleration in recent quarters in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the first nine months of 2003 and 2002, approximately 55% and 59%, respectively, of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net asbestos losses paid were $356.5 million and $265.1 million for the nine months ended September 30, 2003 and 2002, respectively, reflective of the items previously described.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any, for each policyholder on a regular basis. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves. Net environmental losses paid were $120.3 million and $104.1 million for the nine months ended September 30, 2003 and 2002, respectively.

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available or as information is reevaluated in light of evolving circumstances. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

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

12.	COMMITMENTS AND CONTINGENCIES, Continued

Other Proceedings

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute, which has been consolidated with Gulf’s action. Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counterclaims for rescission of vehicle residual value reinsurance contracts issued to Gulf. On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. After the settlement, the Gulf action now seeks from the remaining three defendants a total of $90.9 million currently due under the reinsurance contracts, a declaration that $11.6 million will be payable under a second installment due in 2004, and consequential and punitive damages. Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts, and intends to vigorously pursue the action.

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

Consolidated Revenues and Net Income

Consolidated revenues and net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Consolidated revenues	$3,745.5	$3,563.9	$11,097.2	$10,116.4

Income before cumulative effect of change in accounting principle	$426.1	$332.3	$1,207.3	$1,009.0
Cumulative effect of change in accounting principle, net of tax	—	—	—	(242.6)

Consolidated net income	$426.1	$332.3	$1,207.3	$766.4

Pursuant to the Securities and Exchange Commission’s final rule, Conditions for the Use of Non-GAAP Financial Measures (SEC rule), the Company has identified consolidated operating income as a non-GAAP financial measure. Operating income is defined by the Company as net income excluding the after-tax impact of net realized investment gains (losses) and cumulative effect of changes in accounting principles. For 2002 and prior, operating income also excludes non-recurring restructuring charges related to periods prior to the spin-off from Citigroup. Operating income is considered a more appropriate indicator of underwriting and operating results and is consistent with the way the Company internally evaluates performance against historical results and established financial targets on a consolidated basis. Net realized investment gains (losses) are significantly impacted by both discretionary and economic factors and are not necessarily indicative of operating trends. The Company has reviewed its use of financial measures and terms in the Company’s Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the quarterly period ended September 30, 2003 (reports) and concluded that, other than operating income, the measures and terms in these reports are either defined in GAAP, are operating statistics, or are otherwise excluded by the SEC rule as required disclosures of GAAP or of a governmental regulatory body.

The Company’s discussions related to net income and operating income are presented on an after tax basis. All other discussions are presented on a pretax basis, unless otherwise noted.

Revenues increased $181.6 million or 5% and $980.8 million or 10% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. The increase in the 2003 third quarter revenues reflects a $273.9 million increase in earned premiums, a $17.2 million increase in net investment income, a $15.1 million increase in fee income and a $28.0 million decrease in net realized investment losses. The increase in the 2003 nine months revenues reflects a $1.012 billion increase in earned premiums, a $73.6 million increase in fee income and a $57.8 million decrease in net realized investment losses, offset by a $23.6 million decrease in net investment income. The 2002 third quarter and nine months include a $159.3 million recovery from the Citigroup indemnification agreement which was fully utilized by the end of 2002.

Net income increased $93.8 million or 28% and $440.9 or 58% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. Net income for the 2003 third quarter reflects strong underwriting performance due to the continuing favorable, but moderating, rate environment and favorable prior year reserve development compared to unfavorable prior year development in the 2002 third quarter, partially offset by higher weather-related catastrophe losses in the 2003 quarter. Net income for the 2003 nine months also reflects strong underwriting performance due to the continuing favorable, but moderating, rate environment and lower unfavorable prior year reserve development compared to the 2002 nine months, partially offset by higher weather-related catastrophe losses in the 2003 nine months. Net income included $16.6 million and $4.7 million of net realized investment losses in the 2003 third quarter and nine months, respectively, compared to $27.8 million and $32.9 million of net realized investment losses in the comparable periods of 2002. Net income for the nine months of 2002 included a charge for the cumulative effect of a change in accounting principle of $242.6 million due to the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

The major after tax components of operating income and a reconciliation of operating income to net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Consolidated underwriting gain, before catastrophes and prior year reserve development	$190.4	$103.8	$522.0	$243.2
Catastrophes	(83.0)	(11.1)	(198.8)	(35.8)
Prior year reserve development - benefit (charge):
Asbestos (1)	—	(31.7)	—	(97.5)
All other	9.2	(11.0)	(105.9)	(58.3)
Accretion of discount	(11.7)	(7.2)	(35.6)	(21.6)

Underwriting gain (loss)	104.9	42.8	181.7	(30.0)
Net investment income	347.2	331.9	1,036.3	1,039.4
Other, including interest expense and minority interest	(9.4)	(14.6)	(6.0)	(25.9)

Consolidated operating income	442.7	360.1	1,212.0	1,043.5
Net realized investment losses	(16.6)	(27.8)	(4.7)	(32.9)
Restructuring charge	—	—	—	(1.6)
Cumulative effect of change in accounting principle	—	—	—	(242.6)

Consolidated net income	$426.1	$332.3	$1,207.3	$766.4

(1)	Net of benefit of $159.3 million in the 2002 third quarter and nine months related to asbestos incurrals subject to the Citigroup indemnification agreement.

The 2003 third quarter operating income increased $82.6 million or 23% from the 2002 comparable period. The consolidated underwriting gain component of operating income, before catastrophes and prior year reserve development increased $86.6 million or 83% in the third quarter of 2003. The third quarter 2003 underwriting results reflect the continuing favorable, but moderating, rate environment. Also, the 2003 third quarter was unfavorably impacted by weather-related catastrophe losses of $83.0 million, net of reinsurance and after tax (principally due to Hurricane Isabel) which were up significantly compared to $11.1 million in the prior year quarter. Underwriting gain also benefited from favorable prior year reserve development in the 2003 third quarter of $9.2 million ($14.2 million pretax) versus $42.7 million of unfavorable prior year reserve development in the prior year quarter.

The 2003 third quarter prior year reserve development contained no asbestos charges compared to $31.7 million of unfavorable prior year reserve development related to asbestos in the 2002 third quarter, net of the benefit from the Citigroup indemnification agreement. Commercial Lines had a non-asbestos related net prior year reserve development charge of $15.6 million in the 2003 quarter compared to a $9.0 million net charge in the 2002 quarter. The Commercial Lines charges in the 2003 third quarter primarily related to a $9.1 million increase in loss adjustment expenses ($14.0 million pretax). Offsetting this charge was a benefit of $24.8 million ($38.1 million pretax), related to favorable prior year reserve development in Personal Lines, principally due to continued reduced levels of non-catastrophe property claim frequency, compared to a net charge of $2.0 million in the prior year quarter ($3.1 million pretax).

Net investment income increased $15.3 million or 5% from the prior year quarter. Returns from higher average invested assets resulting from strong operating cash flows and higher 2003 third quarter returns in the Company’s private equity and arbitrage fund investments were partially offset by lower average yields on fixed maturities. The after tax investment yield on total invested assets declined 20 basis points from the prior year quarter to 3.9%.

The 2003 nine months operating income increased $168.5 million or 16% from the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $278.8 million or 115% from the 2002 comparable period. The nine months of 2003 underwriting results also reflect the continuing favorable, but moderating, rate environment. Weather-related catastrophe losses of $198.8 million, net of reinsurance and after tax, were up significantly from $35.8 million in the prior year period. The 2003 nine months losses reflect high catastrophe losses in all three quarters, including the impact of Hurricane Isabel in the current quarter. Impacting underwriting gain (loss) was net unfavorable prior year reserve development in the 2003 nine months of $105.9 million ($162.9 million pretax) versus $155.8 million of unfavorable prior year reserve development in the prior year nine months.

The 2003 nine months prior year reserve development contained no asbestos charges compared to $97.5 million of unfavorable prior year reserve development related to asbestos in the 2002 nine months, net of the benefit from the Citigroup indemnification agreement. Commercial Lines had a non-asbestos related net prior year reserve development charge of $177.8 million in the 2003 nine months compared to a $50.4 million net charge in the 2002 nine months. The most significant component of the 2003 nine months prior year reserve development was a $174.9 million charge ($269.1 million pretax) related to first quarter 2003 reserve strengthening at Gulf Insurance Group (Gulf) (a majority-owned subsidiary). The effect of this first quarter charge to the Company was $145.5 million after tax and minority interest. The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices and an assumption of further reductions. Also included was an $82.6 million charge related to the resolution of a residual value claims dispute. In addition to this charge, there was additional Commercial Lines net unfavorable prior year reserve development of $2.9 million. Personal Lines had a $71.9 million net prior year reserve development benefit in the 2003 nine months principally due to continued reduced levels of non-catastrophe property claim frequency compared to a net charge of $7.9 million in the 2002 nine months.

Despite strong cash flows from operations in 2003 nine months, after tax net investment income decreased $3.1 million or less than 1% from the prior year period due to the lower interest rate environment along with reduced nine month returns in the Company’s private equity and real estate equity investments partially offset by higher returns in arbitrage fund investments.

Also included in the 2003 nine months operating income is a $19.0 million minority interest benefit primarily related to the Gulf prior year reserve development charges discussed above, compared to $1.2 million of minority interest charges in the comparable 2002 period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Earned Premiums	$3,149.2	$2,875.3	$9,228.2	$8,216.6
Net investment income	457.9	440.7	1,369.7	1,393.3
Fee income	133.7	118.6	403.7	330.1
Net realized investment losses	(23.3)	(51.3)	(0.7)	(58.5)
Recoveries from former affiliate	—	159.3	—	159.3
Other revenues	28.0	21.3	96.3	75.6

Consolidated revenues	$3,745.5	$3,563.9	$11,097.2	$10,116.4

Earned premiums increased $273.9 million or 10% and $1.012 billion or 12% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. The increase in earned premiums in the 2003 third quarter and nine months was due to rate increases on renewal business, growth in targeted new business and strong customer retention in both Commercial Lines and Personal Lines. Commercial Lines earned premiums increased $159.1 million or 9% and $664.0 million or 13% in the 2003 third quarter and nine months, respectively. Commercial Lines earned premiums include Northland and Associates which decreased $83.2 million or 36% and $152.1 million or 24% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002 due to the withdrawal in 2002 of business at American Equity (a Northland subsidiary) and Associates. Personal Lines earned premiums increased $114.8 million or 10%, and $347.6 million or 11% in the 2003 third quarter and nine months, respectively.

Net investment income increased $17.2 million or 4% in the 2003 third quarter and decreased $23.6 million or 2% in the nine months of 2003, respectively, from the comparable periods of 2002. These changes were due to the factors previously discussed and were also impacted by a higher proportion of tax exempt investments.

Fee income increased $15.1 million or 13% and $73.6 million or 22% in the 2003 third quarter and nine months from the comparable periods of 2002. Fees rose as both new business and pricing levels in our National Accounts business increased and more workers’ compensation business was written by state residual market pools, as discussed below.

Claims and expenses of $3.185 billion in the 2003 third quarter decreased $39.5 million from $3.224 billion in the comparable period of 2002. The decrease was primarily due to favorable prior year reserve development in the 2003 third quarter compared to unfavorable prior year reserve development in the 2002 third quarter, partially offset by higher weather related catastrophe losses and higher loss costs. The 2003 third quarter also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Favorable prior year reserve development included in claims and expenses was $14.2 million for the 2003 third quarter compared to 2002 third quarter unfavorable prior year reserve development of $310.7 million ($42.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 third quarter unfavorable prior year reserve development included $293.8 million of asbestos incurred losses ($31.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax) compared to no asbestos incurrals in the 2003 third quarter. The 2003 third quarter favorable prior year reserve development included a $38.1 million benefit in Personal Lines primarily related to continued reduced levels of non-catastrophe property claim frequency. Catastrophe losses, net of reinsurance, were $127.7 million in the 2003 third quarter ($83.0 million net of tax and reinsurance) compared to $17.0 million in the 2002 third quarter ($11.1 million net of tax and reinsurance).

Claims and expenses of $9.529 billion in the 2003 nine months increased $641.2 million from $8.887 billion in the comparable period of 2002. The increase was primarily due to increased loss costs and higher weather related catastrophe losses, partially offset by lower unfavorable prior year reserve development in the 2003 nine months. The 2003 nine months also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Unfavorable prior year reserve development included in claims and expenses was $162.9 million for the 2003 nine months compared to 2002 unfavorable prior year reserve development of $484.6 million ($155.8 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 nine months unfavorable prior year reserve development included $395.0 million of asbestos incurred losses ($97.5 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax), compared to no asbestos incurrals in the 2003 nine months. The most significant component of prior year reserve development in the 2003 nine months was the first quarter Gulf reserve strengthening that amounted to $269.1 million. This charge was partially offset by net favorable Commercial Lines and Personal Lines prior year reserve development of $106.2 million primarily related to property coverages. Catastrophe losses, net of reinsurance, were $305.8 million in the 2003 nine months ($198.8 million net of tax and reinsurance) compared to $55.0 million ($35.8 million net of tax and reinsurance) in the 2002 nine months. The 2003 catastrophe losses were primarily due to Hurricane Isabel in the third quarter, severe storms in the second quarter in a number of Southern and Midwestern states and a severe winter storm in Colorado in the first quarter. Higher interest expense for the 2003 nine months resulted from the 2003 financing activities that were completed in the second quarter. Shareholder services costs increased subsequent to the August 20, 2002 spin off from Citigroup. For additional information on the Company’s spin off from Citigroup, see the Company’s Form 10-K for the year ended December 31, 2002.

The Company’s effective federal tax rate was 23.5% and 24.0% in the 2003 third quarter and nine months compared to 1.8% and 17.8% in the comparable periods of 2002. The increase in the effective federal tax rate reflects a higher level of pretax income associated with improved underwriting results for the third quarter and nine months of 2003 compared to the third quarter and nine months of 2002, partially offset by a higher level of non-taxable investment income. The effective tax rates for the 2002 periods also reflect the third quarter impact of non-taxable recoveries of $159.3 million related to the Citigroup indemnification agreement.

Consolidated net written premiums were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Commercial Lines	$2,019.8	$1,839.6	$5,994.3	$5,448.8
Personal Lines	1,355.8	1,218.0	3,817.1	3,429.4

Total net written premiums	$3,375.6	$3,057.6	$9,811.4	$8,878.2

Net written premiums increased $318.0 million or 10% and $933.2 million or 11% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. The increases in net written premiums in 2003 were primarily due to higher but moderating rates, new business growth in favorable markets and strong retention across all major lines of business, partially offset by the 2002 decision to discontinue writing certain low margin specialty lines at American Equity (a subsidiary of Northland) and certain transportation business at Associates. The 2003 nine months increase was also impacted by a decrease in Northland net written premiums resulting from the inclusion in the 2002 second quarter of an additional $115.0 million of net written premiums due to the termination of certain reinsurance contracts by Northland.

Commercial Lines net written premiums, excluding business written in Northland and Associates, increased $252.3 million or 15% and $818.0 million or 17% for the 2003 third quarter and nine months, respectively, due to higher but moderating rates, new business growth in favorable markets and strong retention across all major business lines. Personal Lines net written premiums increased $137.8 million or 11% and $387.7 million or 11% for the 2003 third quarter and nine months, respectively, due to higher but moderating rates as well as increased business volumes.

The consolidated GAAP combined ratios before policyholder dividends were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Consolidated GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and loss adjustment expense (LAE) ratio	64.9%	68.5%	65.4%	69.4%
Underwriting expense ratio	26.3	26.1	26.1	26.2

Total	91.2	94.6	91.5	95.6
Catastrophes	4.1	0.6	3.3	0.7
Prior year reserve development – (benefit) charge:
Asbestos(1)	—	1.7	—	1.8
All other	(0.5)	0.6	1.8	1.1
Accretion of discount	0.6	0.4	0.6	0.4

Consolidated GAAP combined ratio	95.4%	97.9%	97.2%	99.6%

(1)  Net of the Citigroup indemnification agreement in 2002.

The 2.5 point improvement in the 2003 third quarter GAAP combined ratio before policyholder dividends as compared to the 2002 third quarter resulted from premium rate increases that exceeded loss costs and favorable prior year reserve development compared to unfavorable prior year reserve development in the 2002 third quarter partially offset by higher catastrophe losses. The 2.4 point improvement in the 2003 nine months GAAP combined ratio before policyholder dividends as compared to the 2002 nine months resulted from premium rate increases that exceeded loss costs and lower prior year reserve development partially offset by higher catastrophe losses

Net realized investment losses were $23.3 million and $0.7 million in the 2003 third quarter and nine months, respectively, compared to $51.3 million and $58.5 million of net realized investment losses in the 2002 comparable periods. Net realized investment losses include gains of $12.7 million in the 2003 third quarter and losses of $37.2 million in the 2003 nine months, related to U.S. Treasury futures contracts which are settled daily. Net realized investment losses also include $7.2 million and $84.3 million of impairment charges in the 2003 third quarter and nine months, respectively, compared to $34.7 million and $223.6 million in the comparable periods of 2002. The 2003 and 2002 impairment charges were mostly related to corporate bonds in the healthcare, communications, aviation and energy sectors.

RESULTS OF OPERATIONS BY SEGMENT

Commercial Lines

Commercial Lines revenues and the major after tax components of Commercial Lines operating income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Commercial Lines revenues	$2,426.0	$2,395.1	$7,197.6	$6,615.6

Commercial Lines underwriting gain, before catastrophes and prior year reserve development:	$145.8	$72.7	$396.3	$210.5
Catastrophes	(23.0)	—	(69.8)	—
Prior year reserve development – benefit (charge):
Asbestos(1)	—	(31.7)	—	(97.5)
All other	(15.6)	(9.0)	(177.8)	(50.4)
Accretion of discount	(11.7)	(7.2)	(35.6)	(21.6)

Underwriting gain	95.5	24.8	113.1	41.0
Net investment income	281.6	270.7	839.4	833.6
Other, including minority interest	2.7	(0.8)	40.2	8.2

Commercial Lines operating income	$379.8	$294.7	$992.7	$882.8

(1)	Net of benefit of $159.3 million in the 2002 third quarter and nine months related to asbestos incurrals subject to the Citigroup indemnification agreement.

Revenues of $2.426 billion and $7.198 billion in the 2003 third quarter and nine months increased $30.9 million and $582.0 million from $2.395 billion and $6.616 billion in the comparable periods of 2002. These increases were primarily attributable to increases in earned premiums due to premium rate increases and increases in fee income as both new business and pricing levels increased. The increases in revenue were partially offset by the inclusion in the third quarter and nine months of 2002 of $159.3 million from the Citigroup indemnification agreement, which is reported as recoveries from former affiliate. The total benefit available under the agreement was fully utilized in the 2002 fourth quarter.

Operating income of $379.8 million in the 2003 third quarter increased $85.1 million or 29% from $294.7 million in the 2002 comparable quarter. Underwriting gain, before catastrophes and prior year reserve development increased $73.1 million or 101% to $145.8 million in the third quarter of 2003. The third quarter 2003 underwriting results reflect the continuing favorable but moderating rate environment. Also, the 2003 third quarter was unfavorably impacted by $23.0 million of catastrophe losses compared to none in the prior year quarter. The 2003 third quarter reflects no charge related to asbestos versus a charge of $31.7 million, net of the benefit from the Citigroup indemnification agreement, in the prior period quarter. Impacting underwriting gain was net unfavorable prior year reserve development in the 2003 third quarter of $15.6 million ($23.9 million pretax) versus $40.7 million ($62.6 million pretax) of unfavorable prior year reserve development in the prior year quarter. The 2003 third quarter net unfavorable prior year reserve development relates primarily to a $9.1 million increase in loss adjustment expenses ($14.0 million pretax). Net investment income of $281.6 million was $10.9 million higher compared to $270.7 million in the prior year quarter. Higher returns from higher average invested assets resulting from strong operating cash flows and higher returns in the Company’s private equity and arbitrage fund investments were partially offset by lower average yields on fixed maturities. The 2003 third quarter operating income also includes $2.0 million of minority interest charges primarily related to Gulf compared to $1.2 million of minority interest charges in the 2002 third quarter.

Operating income of $992.7 million in the 2003 nine months increased $109.9 million or 12% from $882.8 million in the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $185.8 million or 88% to $396.3 million in the nine months of 2003. The nine months 2003 underwriting results reflect the continuing favorable but moderating rate environment. Also, the 2003 nine months was unfavorably impacted by $69.8 million of catastrophe losses compared to no catastrophe losses in the comparable period of 2002. The 2003 nine months reflects no charge related to asbestos versus a charge of $97.5 million, net of the benefit from the Citigroup indemnification agreement, in the prior year period. Impacting underwriting gain was net unfavorable prior year reserve development in the 2003 nine months of $177.8 million ($273.5 million pretax) versus $147.9 million ($227.5 million pretax) of unfavorable prior year reserve development in the prior year period. The most significant component of the 2003 nine months prior year reserve development was a $174.9 million after tax charge ($269.1 million pretax) related to first quarter reserve strengthening at Gulf. The total effect of this reserve strengthening charge to the Company was $145.5 million after tax and minority interest. The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices and an assumption of further reductions. Also included in the charge was an $82.6 million charge related to the resolution of a residual value claims dispute. The Gulf reserve strengthening in the first quarter of 2003 was in addition to the other Commercial Lines prior year reserve development, which was a net charge of $2.9 million in the 2003 nine months. These other Commercial Lines charges include a second quarter $19.5 million addition to the allowance for uncollectible reinsurance recoverables, as well as other reserve strengthening in other lines of business during the 2003 nine month period. These charges were partially offset by a first quarter net prior year reserve development benefit of $46.0 million, primarily related to property coverages. Net investment income of $839.4 million was $5.8 million higher than the prior year nine months due to higher average invested assets resulting from strong operating cash flows along with higher returns in the Company’s arbitrage fund investments partially offset by lower returns in private equity and real estate equity investments. Also included in the 2003 nine months operating income is a $19.0 million minority interest benefit primarily related to losses incurred at Gulf, compared to a $1.2 million minority interest charge in the comparable 2002 period.

Earned premiums increased $159.1 million and $664.0 million to $1.917 billion and $5.665 billion in the 2003 third quarter and nine months, respectively, from $1.758 billion and $5.001 billion in the comparable periods of 2002. The increases in earned premiums in the 2003 third quarter and nine months were primarily due to premium rate increases, growth in targeted new business and strong customer retention. Earned premiums include Northland and Associates which decreased $83.2 million or 36% and $152.1 million or 24% to $148.4 million and $488.2 million in the 2003 third quarter and nine months, respectively, from $231.6 million and $640.3 million in the comparable periods of 2002.

Net investment income was $368.0 million in the 2003 third quarter, an increase of $10.2 million from the comparable period of 2002. This increase was due to higher average invested assets in the 2003 third quarter resulting from strong operating cash flows and higher returns in the Company’s private equity and arbitrage fund investments, partially offset by lower average yields on fixed maturities. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration. Pretax investment yields declined to 5.2% in the 2003 third quarter from 5.5% in the 2002 comparable period. Net investment income was $1.099 billion in the 2003 nine months, a decrease of $11.2 million from the 2002 nine months, and was due to the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments partially offset by higher returns in arbitrage fund investments. Pretax investment yields declined to 5.3 % in the 2003 nine months from 5.9% in the 2002 nine months. The lower average yield was partially offset by the benefit of higher average invested assets that resulted from strong cash flows from underwriting.

Fee income was $133.7 million and $403.7 million in the 2003 third quarter and nine months, respectively, a $15.1 million and $73.6 million increase from the comparable periods of 2002. National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools and automobile assigned risk plans and to self-insurance pools. Fees rose as both new business and pricing levels increased and more workers’ compensation business was written by state residual market pools. Claim volume under administration, including new and renewal business, increased to $681.9 million and $2.481 billion for the 2003 third quarter and nine months, respectively, compared to $549.8 million and $2.016 billion for the comparable periods in 2002. Claim volume under administration represents a measure of claim volume expected to be serviced, under contracts written in the period, on fee for service arrangements or loss sensitive insurance products.

Commercial Lines net written premiums by market were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Core
National Accounts	$243.9	$218.6	$663.6	$512.2
Commercial Accounts	892.1	888.3	2,719.1	2,659.7
Select Accounts	505.7	453.6	1,532.4	1,381.5

Total Core	1,641.7	1,560.5	4,915.1	4,553.4

Specialty
Bond	216.0	175.4	584.9	466.5
Gulf	162.1	103.7	494.3	428.9

Total Specialty	378.1	279.1	1,079.2	895.4

Total net written premiums	$2,019.8	$1,839.6	$5,994.3	$5,448.8

Net written premiums increased $180.2 million and $545.5 million to $2.020 billion and $5.994 billion for the 2003 third quarter and nine months, respectively. The strong but moderating rate environment, growth in targeted new business, and strong customer retention across all major lines of business combined to drive premium growth.

In addition to fee based products, National Accounts works with national and regional brokers to provide tailored insurance coverages and programs, mainly to large corporations. National Accounts also includes participation in state mandated residual market workers’ compensation and automobile assigned risk plans. National Accounts net written premiums were $243.9 million and $663.6 million in the 2003 third quarter and nine months, respectively, compared to $218.6 million and $512.2 million in the comparable periods of 2002. The increase in the National Accounts net written premiums was due to the continued benefit from rate increases, higher new business levels and higher business volume in residual market pools. The nine months of 2002 also included a first quarter single, large premium reduction of $41.0 million related to loss-sensitive business. For fee based products see discussion of fee income above.

Commercial Accounts serves primarily mid-sized businesses for casualty products and large, mid-sized and small businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums, excluding Northland and Associates, increased 11% to $756.0 million and 17% to $2.300 billion in the 2003 third quarter and nine months, respectively, primarily driven by renewal price change increases averaging 9% and 11% for the 2003 third quarter and nine months, respectively, down from 25% and 24% in the third quarter and nine months of 2002, respectively, and new business growth in favorable markets. The lower level of renewal price changes resulted mostly from moderation in rates. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. New business premiums in Commercial Accounts for the 2003 third quarter and nine months were $190.4 million and $589.8 million, respectively, compared to $176.5 million and $532.0 million in the comparable periods of 2002. The business retention ratio for the 2003 third quarter and nine months was 82% and 81%, respectively, up from 75% for both of the comparable periods of 2002. Retention represents the estimated percentage of premium available for renewal which renewed in the current period. This renewal price change, new business and retention information excludes the Company’s Northland and Associates subsidiaries. Net written premiums associated with Northland and Associates subsidiaries were $136.1 million and $418.7 million in the 2003 third quarter and nine months, respectively, compared to $208.2 million and $691.2 million in the comparable prior year periods due to the 2002 decision to discontinue certain low margin specialty lines at American Equity and certain transportation business at Associates. Northland and Associates 2002 nine months net written premiums include an increase of approximately $115.0 million related to the termination of certain reinsurance contracts.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums increased 11% to $505.7 million and to $1.532 billion in both the 2003 third quarter and nine months, respectively. The increase in Select Accounts net written premiums primarily reflected renewal price change increases averaging 14% for both the 2003 third quarter and nine months, compared to 18% in the third quarter and 17% in the nine months of 2002. New business premiums in Select Accounts for the 2003 third quarter and nine months were $87.1 million and $277.9 million, respectively, compared to $75.3 million and $214.6 million in the comparable periods of 2002. New business growth was especially strong in the property, general liability and commercial multi-peril lines of business. The business retention ratio for both the 2003 third quarter and nine months increased to 83% compared to 80% and 79% for the comparable periods of 2002. Select’s retention remains strongest for small commercial business handled through the Company’s Service Centers, while premium growth has been greatest in the commercial multi-peril and property lines of business.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums of $216.0 million and $584.9 million in the 2003 third quarter and nine months, respectively, were $40.6 million and $118.4 million higher than the comparable periods of 2002. The 2002 first quarter included a $17.5 million reduction due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. The nine month increase of $100.9 million, before the reinsurance adjustment, reflects a favorable premium rate environment and strong new business principally in executive liability product lines, which target middle and small market private accounts, partially offset by higher reinsurance costs. In addition, the surety product lines benefited from higher premium rates in 2003.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on management and professional liability coverages and excess and surplus lines of insurance. Gulf net written premiums of $162.1 million and $494.3 million in the 2003 third quarter and nine months, respectively, increased $58.4 million and $65.4 million compared to the comparable periods of 2002 as a result of significant rate increases, especially for director’s and officers’ liability insurance and other professional liability products. In addition, the comparison with the prior year quarter benefited from reductions to net written premiums in the 2002 quarter related to the exiting of non-core businesses.

Commercial Lines claims and expenses of $1.927 billion in the 2003 third quarter decreased $166.1 million from $2.093 billion in the comparable period of 2002. The decrease was primarily due to lower unfavorable prior year reserve development in the 2003 third quarter partially offset by increased loss costs and higher weather related catastrophe losses. The third quarter also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Unfavorable prior year reserve development included in claims and expenses was $23.9 million for the 2003 third quarter compared to $307.6 million in the 2002 third quarter ($40.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 third quarter unfavorable prior year reserve development included $293.8 million of asbestos incurred losses ($31.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax) compared to no asbestos incurrals in the 2003 third quarter. The 2003 third quarter unfavorable prior year reserve development included a $14.0 million increase in loss adjustment expenses. Catastrophe losses, net of reinsurance, were $35.4 million in the 2003 third quarter ($23.0 million net of tax and reinsurance) compared to no catastrophe losses in the 2002 third quarter. Third quarter 2003 catastrophe losses were primarily due to Hurricane Isabel.

Commercial Lines claims and expenses of $5.933 billion in the 2003 nine months increased $392.8 million from $5.540 billion in the comparable period of 2002. The increase was primarily due to increased loss costs and higher weather related catastrophe losses, partially offset by lower unfavorable prior year reserve development in the 2003 nine months. The 2003 nine months also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Unfavorable prior year reserve development included in claims and expenses was $273.5 million for the 2003 nine months compared to $472.5 million in 2002 ($147.9 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 nine months unfavorable prior year reserve development included $395.0 million of asbestos incurred losses ($97.5 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax) compared to no asbestos incurrals in the 2003 nine months. The most significant component in the 2003 nine months prior year reserve development was $269.1 million related to Gulf reserve strengthening for a line of business that insured residual values of leased vehicles and that was placed in runoff in late 2001. The Gulf reserve strengthening in the first quarter of 2003 was in addition to the other Commercial Lines prior year reserve development which was a net charge of $4.5 million in the 2003 nine months. These other Commercial Lines charges include a second quarter $30.0 million addition to the allowance for uncollectible reinsurance recoverables, as well as other reserve strengthening in other lines of business during the 2003 nine month period. These charges were partially offset by a first quarter net prior year reserve development benefit of $70.7 million, primarily related to property coverages. Catastrophe losses, net of reinsurance, were $107.3 million in the 2003 nine months ($69.8 million net of tax and reinsurance) compared to no catastrophe losses in the 2002. The 2003 catastrophe losses were primarily due to Hurricane Isabel in the third quarter, severe storms in the second quarter in a number of Southern and Midwestern states and a severe winter storm in Colorado in the first quarter.

GAAP combined ratios before policyholder dividends for Commercial Lines were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Commercial Lines GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and LAE ratio	62.3%	67.3%	62.7%	67.3%
Underwriting expense ratio	27.1	26.6	26.8	26.6

Total	89.4	93.9	89.5	93.9
Catastrophes	1.8	—	1.9	—
Prior year reserve development – (benefit) charge:
Asbestos(1)	—	2.8	—	3.0
All other	1.2	0.8	4.8	1.5
Accretion of discount	0.9	0.6	1.0	0.7

Commercial Lines GAAP combined ratio	93.3%	98.1%	97.2%	99.1%

(1)  Net of the Citigroup indemnification agreement in 2002.

The 4.8 point improvement in the 2003 third quarter GAAP combined ratio before policyholder dividends resulted from premium rate increases that exceeded loss costs and lower prior year reserve development partially offset by higher catastrophe losses in the 2003 third quarter compared to none in the 2002 third quarter. The 1.9 point improvement in the 2003 nine months GAAP combined ratio before policyholder dividends resulted from premium rate increases that exceeded loss cost trends partially offset by slightly higher prior year reserve development and higher catastrophe losses in the 2003 nine months compared to none in the prior year period. The improvement in the 2003 third quarter and nine months GAAP combined ratio, before catastrophes and prior year reserve development, from the 2002 third quarter and nine months, reflects an improvement in the loss and LAE ratio partially offset by an increase in the underwriting expense ratio. The improvement in the loss and LAE ratio resulted from the favorable rate environment. The increase in the underwriting expense ratio is primarily due to higher contingent commissions that result from improved underwriting results.

Personal Lines

Personal Lines revenues and the major after tax components of Personal Lines operating income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Personal Lines revenues	$1,342.6	$1,220.5	$3,898.4	$3,558.7

Personal Lines underwriting gain, before catastrophes and prior year reserve development	$44.6	$31.1	$125.7	$32.7
Catastrophes	(60.0)	(11.1)	(129.0)	(35.8)
Prior year reserve development – benefit (charge)	24.8	(2.0)	71.9	(7.9)

Underwriting gain (loss)	9.4	18.0	68.6	(11.0)
Net investment income	65.5	61.5	196.3	205.5
Other	13.3	12.5	42.6	38.7

Personal Lines operating income	$88.2	$92.0	$307.5	$233.2

Revenues during the 2003 third quarter and nine months of $1.343 billion and $3.898 billion, respectively, increased $122.1 million and $339.7 million from the comparable periods of 2002. The increase in revenues resulted primarily from growth in earned premiums due to renewal price increases as well as increased business volumes and strong retention. Renewal price change for Personal Lines products represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. Net investment income increased in the 2003 third quarter compared to the 2002 third quarter while net investment income for the 2003 nine months decreased compared to the 2002 nine months.

Operating income of $88.2 million for the 2003 third quarter was $3.8 million or 4% lower than $92.0 million for the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $13.5 million or 43% to $44.6 million in the third quarter of 2003 due to the favorable but moderating rate environment in both automobile and property and a moderation in the increase in loss costs. Underwriting gain in the 2003 third quarter was unfavorably impacted by catastrophe losses of $60.0 million compared to $11.1 million in the prior year quarter. Also impacting underwriting gain was favorable prior year reserve development in the 2003 third quarter of $24.8 million ($38.1 million pretax) versus $2.0 million ($3.1 million pretax) of unfavorable prior year reserve development in the prior year quarter. In addition, after tax net investment income of $65.5 million was $4.0 million higher than the 2002 third quarter.

Operating income of $307.5 million for the 2003 nine months was $74.3 million or 32% higher than $233.2 million for the 2002 comparable period. Underwriting gain, before catastrophes and prior year reserve development increased $93.0 million or 284% to $125.7 million in the nine months of 2003 due to the favorable but moderating rate environment in both automobile and property and a moderation in the increase in loss costs. Underwriting gain (loss) the 2003 nine months was unfavorably impacted by catastrophe losses of $129.0 million compared to $35.8 million in the prior year period. Also impacting underwriting gain (loss) was favorable prior year reserve development in the 2003 nine months of $71.9 million ($110.6 million pretax) versus $7.9 million ($12.1 million pretax) of unfavorable prior year reserve development in the prior year period. In addition, after tax net investment income of $196.3 million was $9.2 million lower than the 2002 nine months.

Earned premiums increased $114.8 million and $347.6 million to $1.232 billion and $3.563 billion in the 2003 third quarter and nine months, respectively, from $1.118 billion and $3.216 billion in the comparable periods of 2002. The increase in earned premiums in the 2003 second quarter and nine months was primarily due to higher rates as well as increased business volumes and strong retention.

Net investment income was $89.8 million in the 2003 third quarter, an increase of $6.4 million from the comparable period of 2002. This increase was due to higher average invested assets in the 2003 third quarter resulting from strong operating cash flows and higher returns in the Company’s private equity and arbitrage fund investments, partially offset by lower average yields on fixed maturities. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration. Pretax investment yields declined to 5.2% in the 2003 third quarter from 5.5% in the 2002 comparable period. Net investment income was $270.1 million in the 2003 nine months, a decrease of $12.9 million from the nine months of 2002, due to the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments, partially offset by higher returns in arbitrage fund investments. Pretax investment yields declined to 5.3% in the 2003 nine months from 5.9% in the 2002 nine months. The lower average yield was partially offset by the benefit of higher average invested assets that resulted from strong cash flows from underwriting.

Personal Lines net written premiums by product line were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Automobile	$796.3	$741.8	$2,310.6	$2,143.5
Homeowners and Other	559.5	476.2	1,506.5	1,285.9

Total net written premiums	$1,355.8	$1,218.0	$3,817.1	$3,429.4

The increase in net written premiums of $137.8 million and $387.7 million in the 2003 third quarter and nine months, respectively, was due to rate increases and higher business volumes in both the Automobile and Homeowners and Other lines of business.

Automobile net written premiums increased 7% to $796.3 million and 8% to $2.311 billion in the 2003 third quarter and nine months, respectively. Renewal price change increases for standard voluntary business averaged 6% for both the 2003 third quarter and nine months, two percentage points below the third quarter and nine months of 2002. Policy retention levels for standard voluntary business remained favorable and averaged 81%, up one percentage point from the prior year quarter and nine months. Retention for Personal Lines products represents the estimated percentage of policies from the prior period renewed in the current period.

Homeowners and Other net written premiums increased 17% to $559.5 million and to $1.507 billion in both the 2003 third quarter and nine months, respectively. Renewal price change increases averaged 11% for both the 2003 third quarter and nine months, compared to 15% in the third quarter and nine months of 2002. The higher level of renewal price change increases in the prior year periods was mostly attributable to rate increases in Texas. Retention levels also remained favorable and averaged 81%, up one percentage point from the prior year quarter and nine months.

Production through the Company’s independent agents in Personal Lines, which represents over 82% of Personal Lines total net written premiums, was up 11% to $1.110 billion and to $3.130 billion in both the 2003 third quarter and nine months, respectively. Production through other channels, which include affinity and joint marketing arrangements, was up 10% to $245.5 million and to $686.7 million for both the 2003 third quarter and nine months, respectively.

Personal Lines claims and expenses of $1.218 billion and $3.458 billion in the 2003 third quarter and nine months, respectively, increased $127.9 million and $224.9 million from $1.090 billion and $3.233 billion in the third quarter and nine months of 2002. The 2003 increase was primarily attributed to the effect of increased loss costs and higher catastrophe losses partially offset by favorable prior year reserve development. The 2003 third quarter and nine months includes $38.1 million and $110.6 million, respectively, of favorable prior year reserve development versus unfavorable prior year reserve development of $3.1 million and $12.1 million in the 2002 third quarter and nine months. The 2003 favorable prior year reserve development primarily related to property business written in 2002 and to a lesser degree automobile business written in prior years. Catastrophe losses, net of tax and reinsurance, were $60.0 million and $129.0 million in the 2003 third quarter and nine months compared to $11.1 million and $35.8 million in the comparable periods of 2002. Catastrophe losses in 2003 were primarily due to winter storms in the Mid-Atlantic states, the Northeast and Colorado in the first quarter, hail, ice storms and tornados in the second quarter and primarily due to Hurricane Isabel in the third quarter. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter and wind and hailstorms in the mid Atlantic region in the second and third quarters.

GAAP combined ratios for Personal Lines were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Personal Lines GAAP combined ratio, before catastrophes and prior year reserve development:
Loss and LAE ratio	69.3%	70.4%	69.5%	72.9%
Underwriting expense ratio	25.2	25.4	25.0	25.6

Total	94.5	95.8	94.5	98.5
Catastrophes	7.5	1.5	5.6	1.7
Prior year reserve development – (benefit) charge	(3.1)	0.3	(3.1)	0.4

Personal Lines GAAP combined ratio	98.9%	97.6%	97.0%	100.6%

The 1.3 point deterioration in the 2003 third quarter GAAP combined ratio resulted from higher catastrophe losses, partially offset by premium rate increases that exceeded loss costs and favorable prior year reserve development compared to unfavorable prior year reserve development in the 2002 third quarter. The 3.6 point improvement in the 2003 nine months GAAP combined ratio resulted from premium rate increases that exceeded loss costs and favorable prior year reserve development compared to unfavorable prior year reserve development in the corresponding prior year periods, partially offset by higher catastrophes. The improvement in the 2003 third quarter and nine months GAAP combined ratio, before catastrophes and prior year reserve development, compared to the 2002 third quarter and nine months, reflects an improvement in both the loss and LAE ratio and in the underwriting expense ratio. The improvement in the loss and LAE ratio was due to the favorable rate environment and continued reduced levels of non-catastrophe property claim frequency. The improvement in the underwriting expense ratio was primarily due to the benefits of the favorable rate environment and further expense leverage.

Interest Expense and Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Revenues	$0.2	$(0.4)	$1.9	$0.6
Interest Expense and Other, net	$(25.3)	$(26.6)	$(88.2)	$(72.5)

The expense of $25.3 million for the 2003 third quarter for Interest Expense and Other decreased from $26.6 million in the 2002 third quarter primarily due to lower interest expense, partially offset by higher shareholder services costs incurred as a result of being an independent company following the spin off from Citigroup. The expense of $88.2 million for the 2003 nine months increased from $72.5 million in the comparable prior year period, primarily due to higher interest costs and higher shareholder services costs. After-tax interest expense was $23.9 million and $82.1 million in the 2003 third quarter and nine months, respectively, compared to $25.5 million and $73.9 million in the 2002 comparable periods. The decrease in interest expense for the 2003 third quarter was due to refinancing activities in the first quarter of 2003 which resulted in lower average interest rates on outstanding debt. The increase in interest expense in the 2003 nine months was primarily due to the impact of refinancing activities which included temporary financing of $550.0 million first obtained in December 2002 in connection with the fourth quarter 2002 asbestos reserve strengthening and $1.400 billion of senior notes issued on March 11, 2003. The proceeds from this note issuance were used to prepay, in full, a $500.0 million note to Citigroup on March 11, 2003, and to redeem $900.0 million of trust preferred securities on April 9, 2003. For additional information see “Liquidity and Capital Resources.”

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from judicial interpretations and other trends that have attempted to maximize insurance availability for asbestos claims, from both a coverage and liability standpoint, far beyond the intent of the contracting parties. These policies generally were issued prior to 1980. As a result, the Company continues to experience an increase in the number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy and who have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. See “Legal Proceedings.” During 2002 and continuing into 2003, the trends described above have accelerated. Accordingly, there is a high degree of uncertainty with respect to future exposure from asbestos claims. See “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Many coverage disputes with policyholders are only resolved through settlement agreements. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt policyholders may include extensive releases which are favorable to the Company but could result in settlements for larger amounts than originally anticipated. As in the past, the Company will continue to pursue settlement opportunities. For a discussion of settlement activities with PPG Industries, Inc. see note 12 to the condensed consolidated financial statements.

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

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. There has been an acceleration in recent years in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the 2003 nine months, approximately 55% of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability compared to 59% for the 2002 nine months. Net asbestos losses paid were $356.5 million for the nine months of 2003 compared to $265.1 million for the nine months of 2002 reflective of the items described above and consistent with Company expectations based upon the Company’s fourth quarter 2002 asbestos study.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2003	2002

Beginning reserves:
Direct	$4,287.1	$1,046.0
Ceded	(882.8)	(225.6)

Net	3,404.3	820.4
Incurred losses and loss expenses:
Direct (1)	—	442.3
Ceded	—	(47.3)
Accretion of discount:
Direct	18.9	—
Ceded	(0.3)	—
Losses paid:
Direct	421.3	300.0
Ceded	(64.8)	(34.9)

Ending reserves:
Direct	3,884.7	1,188.3
Ceded	(818.3)	(238.0)

Net	$3,066.4	$950.3

(1)	Includes $245.0 million related to asbestos incurrals subject to the Citigroup indemnification agreement in 2002.

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

The Company’s reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute, until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. At September 30, 2003, approximately 74% of the net environmental reserve (approximately $196.8 million), is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 26% of the net environmental reserve (approximately $68.4 million), consists of case reserves for resolved claims. Net environmental losses paid were $120.3 million and $104.1 million for the nine months ended September 30, 2003 and 2002, respectively. The amount of environmental losses paid tends to fluctuate by quarter and is impacted by the timing and terms of settlement agreements reached with policyholders.

The Company’s reserving methodology is preferable to one based on “identified claims” because the resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the policyholder extinguishes any obligation the Company may have under any policy issued to the policyholder for past, present and future environmental liabilities as well as extinguishes any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a “buy-back” of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company’s general purpose in executing these agreements is to reduce the Company’s potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

Over the past three years, the Company has experienced a substantial reduction in the number of policyholders with pending coverage litigation disputes, and a continued reduction in the number of policyholders tendering for the first time an environmental remediation-type claim to the Company. The number of policyholders with active environmental claims has remained relatively level.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2003	2002

Beginning reserves:
Direct	$447.8	$478.8
Ceded	(62.3)	(82.8)

Net	385.5	396.0
Incurred losses and loss expenses:
Direct	—	49.6
Ceded	—	0.5
Losses paid:
Direct	148.8	121.1
Ceded	(28.5)	(17.0)

Ending reserves:
Direct	299.0	407.3
Ceded	(33.8)	(65.3)

Net	$265.2	$342.0

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available or as information is reevaluated in light of evolving circumstances. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. Also see “Legal Proceedings.”

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short and long-term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasing reinsurance coverage disputes. Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

Net cash flows provided by operating activities totaled $2.886 billion and $2.191 billion in the nine months of 2003 and 2002, respectively. The 2003 net cash flows provided by operating activities benefited from premium rate increases and the receipt of $360.7 million from Citigroup related to recoveries under the asbestos indemnification agreement in the first quarter of 2003 and $530.9 million of federal income taxes refunded from the Company’s net operating loss carryback in the second quarter of 2003.

Net cash flows used in investing activities totaled $1.744 billion in the 2003 nine months and $1.641 billion in the 2002 nine months. The 2003 net cash flows used in investing activities primarily reflects the investing of net cash from operating activities of $2.886 billion. This was offset, in part, by sales of securities to fund net payment activity related to debt and TIGHI’s junior subordinated debt securities held by subsidiary trusts of $771.6 million. In addition, cash was used to pay quarterly dividends to shareholders of $201.4 million. The 2002 nine months net cash flows used in investing activities principally reflects investing of net cash from operating activities of $2.191 billion and the receipt of $4.090 billion from the first quarter 2002 initial public offering and the concurrent issuance of $867.0 million of convertible notes payable, partially offset by the repayment of $5.299 billion of notes to a former affiliate.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company’s invested assets at September 30, 2003 totaled $37.793 billion, of which 91% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, and 7% in other investments. The average duration of fixed maturities and short-term securities, net of securities lending activities and net receivables and payables on investment sales and purchases was 4.3 as of September 30, 2003, a 0.7 decrease from 5.0 as of December 31, 2002. The reduction in average duration resulted from the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the sale of certain treasury futures contracts.

An investment in a debt or equity security is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period.

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

Impairment charges of $7.2 million and $84.3 million were recognized in net income during the third quarter and nine months of 2003, respectively, compared to $34.7 million and $223.6 million in the comparable periods of 2002.

The amortized cost and fair value of fixed maturities and equity securities were as follows:

		Gross Unrealized
	Amortized			Fair
(at September 30, 2003, in millions)	Cost	Gains	Losses	Value

Fixed maturities	$30,298.2	$1,621.8	$60.3	$31,859.7
Equity securities	712.7	65.7	15.7	762.7

Total	$31,010.9	$1,687.5	$76.0	$32,622.4

		Gross Unrealized
	Amortized			Fair
(at December 31, 2002, in millions)	Cost	Gains	Losses	Value

Fixed maturities	$28,877.8	$1,408.8	$283.4	$30,003.2
Equity securities	861.9	28.6	39.0	851.5

Total	$29,739.7	$1,437.4	$322.4	$30,854.7

At September 30, 2003, the gross unrealized investment loss for fixed maturities and equity securities where fair value is less than 80% of amortized cost were as follows:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost

		Greater	Greater
		Than	Than
		3 Months	6 Months	Greater
	Less than	Less Than	Less Than	Than
(in millions)	3 Months	6 Months	12 Months	12 Months	Total

Fixed maturities	$0.5	$4.5	$—	$—	$5.0
Equity securities	2.3	—	—	—	2.3

Total	$2.8	$4.5	$—	$—	$7.3

Impairment charges included in net realized investment gains (losses) by quarter were as follows:

	2003

(in millions)	1st Quarter	2nd Quarter	3rd Quarter

Fixed maturities	$46.6	$14.8	$6.3
Equity securities	0.1	4.1	0.9
Real estate	11.5	—	—

Total	$58.2	$18.9	$7.2

	2002

(in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fixed maturities	$59.0	$117.8	$33.3	$50.3
Equity securities	3.2	2.4	1.4	1.1
Real estate	—	6.5	—	9.1

Total	$62.2	$126.7	$34.7	$60.5

TPC is a holding company whose principal asset is the capital stock of Travelers Insurance Group Holdings Inc. (TIGHI) and its insurance operating subsidiaries. TIGHI’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $727.7 million will be available by the end of 2003 for such dividends without prior approval of the Connecticut Insurance Department. TIGHI received $651.0 million of dividends from its insurance subsidiaries during the first nine months of 2003. In the fourth quarter, certain TIGHI insurance subsidiaries declared dividends aggregating $276.0 million for which all required 2003 approvals were received.

At September 30, 2003, total cash and short-term invested assets aggregating $69.4 million were held at TPC and TIGHI. These liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries. These liquid assets, combined with other sources of funds available to TPC, primarily additional dividends from the Company’s operating subsidiaries, are considered sufficient to meet the liquidity requirements of TPC and TIGHI. These liquidity requirements include primarily, shareholder dividends and debt service.

Net cash flows used in financing activities totaled $1.025 billion and $554.1 million in the nine months of 2003 and 2002, respectively. Cash flows used in financing activities in the 2003 nine months are primarily attributable to the redemption of $900.0 million aggregate principal amount of TIGHI’s junior subordinated debt securities held by subsidiary trusts, the repayment of $700.0 million of notes payable to a former affiliate and the repayment of $550.0 million of short-term debt. Funds used in these repayments were primarily provided by TPC’s issuance of $1.4 billion of senior notes on March 11, 2003 and by cash flows provided by operating activities. These refinancing activities were initiated with the objective of lowering the average interest rate on the Company’s total outstanding debt. The 2003 nine months also reflect the issuance of $550.0 million of short-term Floating Rate Notes which were used to repay the $550.0 million Promissory Note due in January 2004. Net cash flows used in financing activities in the nine months of 2003 also included dividends paid to shareholders of $201.4 million. The 2002 nine months cash flows used in financing activities reflects the repayment of $5.299 billion of notes payable to a former affiliate. These payments were partially offset by the receipt of $4.090 billion from the first quarter 2002 initial public offering and the concurrent issuance of $867.0 million of convertible notes payable.

In December 2002, the Company entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a Promissory Note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, the Company issued $550.0 million of Floating Rate Notes due in February 2004. The proceeds from these notes were used to prepay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carried a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003 and June 17, 2003, the Company repurchased $75.0 million and $24.0 million, respectively, of the Floating Rate Notes at par plus accrued interest. The remaining $451.0 million were repaid on September 5, 2003.

On March 11, 2003, TPC issued $1.4 billion of senior notes comprised of $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to its primary subsidiary, TIGHI, so that TIGHI could repay $500.0 million of indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

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

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250.0 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364-Day Line of Credit and, together with the 45-Month Line of Credit, the Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-Day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364-Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. Borrowings under the Lines of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. Each Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee. The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings. Each Line of Credit requires TPC to comply with various covenants, including the maintenance of minimum statutory capital and surplus of $5.5 billion and a maximum ratio of total consolidated debt to total capital of 45%. In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC. At September 30, 2003, the Company was in compliance with these financial covenants.

There were no amounts outstanding under the Lines of Credit at September 30, 2003. Previous lines of credit between TIGHI and Citigroup have been terminated.

Contractual obligations at September 30, 2003 included the following:

		Less
Payments Due by Period		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years

Long-term debt	$1,774.4	$4.0	$161.1	$405.1	$1,204.2
Convertible junior subordinated notes payable	892.5	—	—	—	892.5
Convertible notes payable	49.7	—	—	—	49.7
Operating leases	287.3	79.0	153.9	34.5	19.9

Total	$3,003.9	$83.0	$315.0	$439.6	$2,166.3

In the normal course of business, the Company has unfunded commitments to partnerships in which it invests. These commitments were $670.5 million and $864.3 million at September 30, 2003 and December 31, 2002, respectively.

On July 23, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.08 per share on class A and class B common stock, payable August 29, 2003, to shareholders of record on August 5, 2003. The third quarter 2003 dividend represents an increase from $0.06 per share paid in the first and second quarters of 2003. Also, on October 23, 2003, the Company’s Board of Directors declared a quarterly dividend of $0.08 per share on class A and class B common stock, payable November 26, 2003, to shareholders of record on November 5, 2003. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of TPC’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.

On September 25, 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time in the open market, and it is expected that funding for the program will principally come from dividends from TPC’s operating subsidiaries. Shares repurchased are reported as treasury stock in the consolidated balance sheet. During the third quarter of 2003, TPC repurchased approximately 2.6 million shares of class A common stock at a total cost of $40.0 million representing the first acquisition of shares under this program. During the 2003 nine months, 1.4 million shares of common stock were acquired from employees as treasury stock to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options.

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

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred. In June 2003, A. M. Best Co. lowered the claims-paying rating of the Company’s Gulf Insurance Pool to A from A+. The Company does not expect this rating change to have any significant impact on the operations of Gulf or the Company. The Company’s ratings remained unchanged during the third quarter of 2003. On October 10, 2003, Standard & Poor’s Corp. assigned a rating of AA- to Travelers Casualty and Surety Company of Europe, Limited (Travelers Europe) based on Travelers Europe’s surety writings being supported by reinsurance with Travelers Casualty and Surety Company of America which is also rated AA- by Standard and Poor’s Corp.

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

Total claims and claim adjustment expense reserves were $33.854 billion at September 30, 2003. The Company maintains property and casualty loss reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. Management considers actuarial estimates, current conditions and trends, as well as past company and certain industry experience in establishing reserve estimates. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional income statement charges.

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

Some of the Company’s loss reserves are for environmental and asbestos claims and related litigation which aggregated $3.332 billion at September 30, 2003. While the analyses of asbestos claims and associated liabilities and of environmental claims considered the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability, and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management it is possible that the outcome of the continued uncertainties regarding asbestos-related claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation.

Total reinsurance recoverables were $10.906 billion at September 30, 2003 and included $1.978 billion from servicing carrier arrangements with various involuntary assigned risk pools. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.

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

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. During the 2003 nine months, the Company increased the allowance by $35.1 million which included $30.0 million in the second quarter in connection with the Company’s ongoing review process. The allowance for estimated uncollectible reinsurance recoverables was $364.2 million at September 30, 2003. Changes in these estimates could result in additional income statement charges.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See notes 2 and 3 to the condensed consolidated financial statements for a discussion of recently issued or adopted accounting pronouncements.

OUTLOOK

There are currently state and federal proposals to reform the existing system for handling asbestos claims and related litigation. One prominent proposal is the creation of a federal asbestos claims trust to compensate asbestos claimants. The trust would primarily be funded by former manufacturers, distributors and sellers of asbestos products and insurers. At this time it is not possible to predict the likelihood or timing of enactment of such proposals. The effect on the Company, if these proposals are enacted, will depend upon various factors including the size of the compensation fund, the portion allocated to insurers and the formula for allocating contributions among insurers. If legislative reform proposals are enacted, the Company’s contribution allocation could be larger than its current asbestos reserves.

FORWARD-LOOKING STATEMENTS

This report contains, and oral statements by management of the Company may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, the Company may have forward-looking statements about the Company’s results of operations, financial condition, liquidity, and the sufficiency of the Company’s asbestos reserves, premium growth from acquired renewal rights and the integration of those businesses into the Company’s business, and the Company’s estimate of catastrophe losses from Hurricane Isabel under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere.

Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Actual results may differ materially from those expressed or implied. In particular, the sufficiency of the Company’s asbestos reserves, as well as the Company’s results of operations, financial condition and liquidity, to the extent impacted by the sufficiency of the Company’s asbestos reserves, is subject to a number of potential adverse developments including, among others, adverse developments involving asbestos claims and related litigation, the willingness of parties, including the Company, to settle disputes, the impact of aggregate policy coverage limits, and the impact of bankruptcies of various asbestos producers and related businesses. In addition, any premium growth and incremental net income resulting from the renewal rights transactions depend, among other things, on the Company’s ability to renew a sufficient dollar amount of the policies and otherwise successfully integrate the business acquired into the Company’s organization. This, in turn is subject to a number of other factors, including, among others, the willingness of policyholders to renew their policies with the Company, and the willingness of their insurance agents and brokers to recommend that policyholders renew with the Company. Also, the Company’s actual catastrophe losses from Hurricane Isabel may be more or less than the Company’s estimates.

Some of the other factors that could cause actual results to differ include, but are not limited to, the following: the Company’s inability to obtain price increases due to competition or otherwise; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances, adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; developments relating to coverage and liability for mold claims; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to the Company; adverse outcomes in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative actions, including federal and state legislation related to asbestos liability reform; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal Lines policies; and amendments to, and changes to the risk-based capital requirements. The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update these forward-looking statements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following quantitative and qualitative disclosures about market risk of Travelers Property Casualty Corp. (TPC) and subsidiaries (collectively, the Company) should be read in conjunction with the quantitative and qualitative disclosures about market risk as of December 31, 2002 included in the Company’s Form 10-K.

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. Changes in the Company’s short-term and long-term debt and notes payable to affiliates have occurred since December 31, 2002. The primary market risk for these market sensitive instruments is interest rate risk at the time of refinancing. For information regarding the Company’s long-term debt and notes payable to former affiliates, see note 8 to the condensed consolidated financial statements. In addition, the average duration of the Company’s fixed maturities portfolio decreased from December 31, 2002, primarily as a result of the impact of the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the sale of certain treasury futures contracts. See the Liquidity and Capital Resources section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company analyzes quantitative information about market risk based on a sensitivity analysis model. This model produces a loss in fair value of market sensitive instruments of approximately $1.3 billion and $1.5 billion based on a 100 basis point increase in interest rates as of September 30, 2003 and December 31, 2002, respectively.

The Company’s sensitivity model also calculates a potential loss in fair value with the inclusion of certain non-financial instruments, including premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. Based on this model, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of September 30, 2003 and December 31, 2002 is not material.

Item 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is involved in a bankruptcy and other proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims were covered by insurance policies issued by the Company, as described below.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). At the time of its filing, ACandS asserted that it had settled or was in the process of settling the large number of asbestos bodily injury claims pending against it by negotiating with the claimants and assigning them ACandS’ rights to recover under insurance policies issued by the Company. In its bankruptcy filings, ACandS estimated that the total value of these unpaid but purportedly settled claims was approximately $2.8 billion. ACandS asserted that the Company is responsible for the financial obligations created by these purported settlements as well as for any future claims brought against it, and that insurance policy aggregate limits do not apply.

In January 2003, ACandS filed a proposed Plan of Reorganization in its bankruptcy proceeding pursuant to which ACandS seeks to establish a trust to handle and dispose of asbestos claims and that trust would be assigned ACandS’ rights to its insurance policies issued by the Company. The bankruptcy plan confirmation hearing is scheduled to begin on December 15, 2003, and the Company intends to file numerous objections to the plan as proposed. The Company is vigorously contesting ACandS’ assertions through objections filed in the bankruptcy court, as well as through defenses asserted in the other proceedings described below.

Another dispute involved an insurance coverage arbitration commenced in January 2001 to determine what percentage of ACandS’ financial obligations for bodily injury asbestos claims is subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in Travelers favor that asbestos bodily injury claims paid by ACandS on or after July 31, 2003, the decision date, are subject to the Company’s aggregate policy limits, which have been exhausted. As a result of the arbitration panel ruling, ACandS filed a new lawsuit claiming that the Company is now obligated to fund 45% of ACandS’ unpaid but purportedly settled asbestos bodily injury claims that predate the arbitration decision date (ACand S, Inc. v. Travelers Casualty and Surety Co., E.D. Pa, commenced in August 2003).

In addition to the bankruptcy, the concluded arbitration proceedings and the August 2003 lawsuit, the Company and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty & Surety Co., USDC, E.D. Pa), commenced in September 2000. This litigation primarily involves the extent to which the claims against ACandS are subject to occurrence limits under the insurance policies. The matter is scheduled to appear on the May 14, 2004 trial calendar. The Company has filed a motion to dismiss this action based upon the rulings of the arbitration panel and discovery in this action has been stayed pending the resolution of the Company’s motion to dismiss.

The Company is vigorously asserting and defending its positions in the ACandS bankruptcy and the two other remaining proceedings. The Company believes that it has meritorious defenses that include, among others that the purported settlements are not final, are unreasonable in amount, and are not binding on the Company; that any bankruptcy plan or reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or to deprive the Company of its right to litigate the claims against ACandS; and that the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations, if any, with respect to the purportedly settled claims.

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

All of the actions described in the preceding paragraph, other than the Hawaii actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of the Company’s former policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on the Company’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator, and continued the temporary restraining order. During January and June 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court. The parties have met with the mediator several times since August 2002. The results of the mediation, if any, are uncertain at this time. If the mediation is not successful, the bankruptcy court could hold a hearing as soon as late 2003 to consider the Company’s motion for a permanent injunction. If the Company is not successful, including on appeal, the temporary restraining order currently in effect will be lifted and the Company will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

The Company has numerous defenses in all of the direct action cases. These defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired. Many of these defenses have been raised in initial motions to dismiss by the Company and other insurers. There have been favorable rulings during the current year in Texas on some of these motions filed by other insurers that dealt with statute of limitations and the validity of the alleged causes of actions. Similar motions also have been filed by other insurers in West Virginia.

The Company is defending its asbestos and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcome of these disputes is uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of recent settlement activity and other information regarding the Company’s asbestos and environmental exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asbestos Claims and Litigation”, “ – Environmental Claims and Litigation” and
“ – Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

The trial courts ordered dismissal of the California, Pennsylvania and New York cases, one of the two Florida cases (Bristol Hotel Asset Company, et al. v. Allianz Insurance Company, et al.), and, in August 2003, the Kentucky case. In addition, the trial courts have ordered partial dismissals of six other cases: those pending in Tennessee, New Jersey, Illinois, Missouri, Alabama and Arizona. The trial courts in Georgia, Texas, and Michigan denied defendants’ motions to dismiss. The California appellate court reversed the trial court in part and ordered reinstatement of most claims, while the New York appellate court affirmed dismissal in part and allowed plaintiffs to dismiss their remaining claims voluntarily. The Michigan, Pennsylvania and New Jersey courts denied class certification. The New Jersey appellate court denied plaintiffs’ request to appeal. After the rulings described above, the plaintiffs withdrew the New York and Michigan cases. Although the trial court in Texas granted class certification, the appellate court reversed that ruling in January 2003, holding that class certification should not have been granted. In October 2003, the United States Supreme Court denied plaintiff’s request for further review of that appellate ruling. The Company is vigorously defending all of the pending cases and the Company’s management believes the Company has meritorious defenses; however the outcome of these disputes is uncertain.

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute which has been consolidated with Gulf’s action. Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counter claims for rescission of vehicle residual value reinsurance contracts issued to Gulf. On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. After the settlement, the Gulf action now seeks from the remaining three defendants a total of $90.9 million currently due under the reinsurance contracts, a declaration that $11.6 million will be payable under a second installment due in 2004, and consequential and punitive damages. Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts, and intends to vigorously pursue the action.

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

No other reports on Form 8-K were filed during the 2003 third quarter; however,

On October 3, 2003, the Company filed a Current Report on Form 8-K, dated October 3, 2003, (a) reporting under Item 12 thereof a preliminary estimate for catastrophe losses from Hurricane Isabel during the third quarter and adjusting the range of full year net and operating income, and (b) filing under Item 7 thereof the related press release.

On October 16, 2003, the Company furnished in a Current Report on Form 8-K, dated October 16, 2003, under Item 12 thereof a press release and financial supplement relating to the results of the Company’s operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Travelers Property Casualty Corp.

Date:	October 31, 2003	By	/s/ Jay S. Benet Jay S. Benet Chief Financial Officer (Principal Financial Officer)

Date:	October 31, 2003	By	/s/ Douglas K. Russell Douglas K. Russell Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1.1	Restated Certificate of Incorporation of the Company, effective July 18, 2003, consolidating all prior amendments, was filed as exhibit 3.1.1 to the Company’s Form 10-Q for the quarter ended June 30, 2003, and is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, effective January 23, 2003, was filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

31.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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