Form 10-Q/A
period 2003-09-30
TRAVELERS PROPERTY CASUALTY CORP
filed 2004-02-10
CIK 919482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock outstanding as of October 24, 2003:

Class A	504,966,902
Class B	499,859,233

Explanatory Note
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES
EXHIBIT INDEX
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

Explanatory Note

This Quarterly Report on Form 10-Q/A amends Travelers Property Casualty Corp. and subsidiaries (collectively, the Company) Form 10-Q for the quarterly period ended September 30, 2003. The purpose of this amendment is to delete from Management’s Discussion and Analysis of Financial Condition and Results of Operations certain financial measures which may be considered to be non-GAAP financial measures pursuant to Item 10 of Regulation S-K. The amendment also reflects non-substantive, formatting changes which were made in light of the deletions. The amendment in no way affects the Company’s current or past reported earnings or financial statements. The Company is filing this amendment in response to comments the Company received from the Securities and Exchange Commission in connection with its review of the documents incorporated by reference in the Company’s preliminary proxy statement relating to the Company’s proposed merger with The St. Paul Companies, Inc. This amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures therein to reflect any events that occurred at a later date. Item 2 is hereby amended and restated in its entirety.

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

Consolidated revenues and net income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Consolidated revenues	$3,745.5	$3,563.9	$11,097.2	$10,116.4

Income before cumulative effect of change in accounting principle	$426.1	$332.3	$1,207.3	$1,009.0
Cumulative effect of change in accounting principle, net of tax	—	—	—	(242.6)

Consolidated net income	$426.1	$332.3	$1,207.3	$766.4

The Company’s discussions related to all items, other than net income, are presented on a pretax basis, unless otherwise noted.

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

Net income increased $93.8 million or 28% and $440.9 million or 58% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. Net income for the 2003 third quarter reflects strong underwriting performance due to the continuing favorable, but moderating, rate environment and favorable prior year reserve development compared to unfavorable prior year development in the 2002 third quarter, partially offset by higher weather-related catastrophe losses in the 2003 quarter. Net income for the 2003 nine months also reflects strong underwriting performance due to the continuing favorable, but moderating, rate environment and lower unfavorable prior year reserve development compared to the 2002 nine months, partially offset by higher weather-related catastrophe losses in the 2003 nine months. Net investment income increased $15.3 million or 5% from the prior year quarter. Returns from higher average invested assets resulting from strong operating cash flows and higher 2003 third quarter returns in the Company’s private equity and arbitrage fund investments were partially offset by lower average yields on fixed maturities. The after tax investment yield on total invested assets declined 20 basis points from the prior year quarter to 3.9%. Despite strong cash flows from operations in the 2003 nine months, after tax net investment income decreased $3.1 million or less than 1% from the prior year period due to the lower interest rate environment along with reduced nine month returns in the Company’s private equity and real estate equity investments partially offset by higher returns in arbitrage fund investments. Also included in the 2003 nine months net income is a $15.1 million minority interest benefit primarily related to prior year reserve development charges, compared to $1.3 million of minority interest charges in the comparable 2002 period. Net income included $16.6 million and $4.7 million of net realized investment losses in the 2003 third quarter and nine months, respectively, compared to $27.8 million and $32.9 million of net realized investment losses in the comparable periods of 2002. Net income for the nine months of 2002 included a charge for the cumulative effect of a change in accounting principle of $242.6 million due to the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Consolidated revenues were as follows:

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

Earned premiums increased $273.9 million or 10% and $1.012 billion or 12% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. The increase in earned premiums in the 2003 third quarter and nine months was due to rate increases on renewal business, growth in targeted new business and strong customer retention in both Commercial Lines and Personal Lines. Commercial Lines earned premiums increased $159.1 million or 9% and $664.0 million or 13% in the 2003 third quarter and nine months, respectively. Commercial Lines earned premiums include Northland and Associates, which decreased $83.2 million or 36% and $152.1 million or 24% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002 due to the withdrawal in 2002 of business at American Equity (a Northland subsidiary) and Associates. Personal Lines earned premiums increased $114.8 million or 10%, and $347.6 million or 11% in the 2003 third quarter and nine months, respectively.

Net investment income increased $17.2 million or 4% in the 2003 third quarter and decreased $23.6 million or 2% in the nine months of 2003 from the comparable periods of 2002. These changes were due to the factors previously discussed and were also impacted by a higher proportion of tax exempt investments.

Fee income increased $15.1 million or 13% and $73.6 million or 22% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. Fees rose as both new business and pricing levels in our National Accounts business increased and more workers’ compensation business was written by state residual market pools, as discussed below.

Net realized investment losses were $23.3 million and $0.7 million in the 2003 third quarter and nine months, respectively, compared to $51.3 million and $58.5 million of net realized investment losses in the 2002 comparable periods. Net realized investment losses included gains of $12.7 million in the 2003 third quarter and losses of $37.2 million in the 2003 nine months, related to U.S. Treasury futures contracts which are settled daily. Net realized investment losses also include $7.2 million and $84.3 million of impairment charges in the 2003 third quarter and nine months, respectively, compared to $34.7 million and $223.6 million in the comparable periods of

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

Consolidated claims and expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Claims and claim adjustment expenses	$2,236.5	$2,370.0	$6,735.4	$6,450.4
Amortization of deferred acquisition costs	512.3	462.3	1,458.4	1,334.8
Interest expense	38.1	40.4	130.1	116.0
General and administrative expenses	397.9	351.6	1,204.6	986.1

Consolidated claims and expenses	$3,184.8	$3,224.3	$9,528.5	$8,887.3

Claims and expenses decreased $39.5 million or 1% in the 2003 third quarter from the comparable period of 2002. The decrease was primarily due to favorable prior year reserve development in the 2003 third quarter compared to unfavorable prior year reserve development in the 2002 third quarter, partially offset by higher weather related catastrophe losses and higher loss costs. The 2003 third quarter also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Favorable prior year reserve development included in claims and expenses was $14.2 million ($9.2 million after tax) for the 2003 third quarter compared to 2002 third quarter unfavorable prior year reserve development of $310.7 million ($42.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 third quarter unfavorable prior year reserve development included $293.8 million of asbestos incurred losses ($31.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax)

compared to no asbestos incurrals in the 2003 third quarter. The 2003 third quarter favorable prior year reserve development included a $38.1 million benefit ($24.8 million after tax) in Personal Lines primarily related to continued reduced levels of non-catastrophe property claim frequency. Catastrophe losses, net of reinsurance, were $127.7 million in the 2003 third quarter ($83.0 million net of tax and reinsurance) compared to $17.0 million in the 2002 third quarter ($11.1 million net of tax and reinsurance).

Claims and expenses increased $641.2 million or 7% in the 2003 nine months from the comparable period of 2002. The increase was primarily due to increased loss costs and higher weather related catastrophe losses, partially offset by lower unfavorable prior year reserve development in the 2003 nine months. The 2003 nine months also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Unfavorable prior year reserve development included in claims and expenses was $162.9 million ($105.9 million after tax) for the 2003 nine months compared to 2002 unfavorable prior year reserve development of $484.6 million ($155.8 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 nine months unfavorable prior year reserve development included $395.0 million of asbestos incurred losses ($97.5 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax), compared to no asbestos incurrals in the 2003 nine months. The most significant component of the 2003 nine months prior year reserve development was a $269.1 million charge ($174.9 million after tax) related to first quarter 2003 reserve strengthening at Gulf Insurance Group (Gulf) (a majority-owned subsidiary). The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices and an assumption of further reductions. Also included was a $127.1 million charge ($82.6 million after tax) related to the resolution of a residual value claims dispute. The effect of this first quarter charge to the Company was $145.5 million after tax and minority interest. The Gulf reserve strengthening was partially offset by net favorable Commercial Lines and Personal Lines prior year reserve development of $106.2 million ($69.0 million after tax) primarily related to property coverages. Catastrophe losses, net of reinsurance, were $305.8 million in the 2003 nine months ($198.8 million net of tax and reinsurance) compared to $55.0 million ($35.8 million net of tax and reinsurance) in the 2002 nine months. The 2003 catastrophe losses were primarily due to Hurricane Isabel in the third quarter, severe storms in the second quarter in a number of Southern and Midwestern states and a severe winter storm in Colorado in the first quarter. Higher interest expense for the 2003 nine months resulted from the 2003 financing activities that were completed in the second quarter. Shareholder services costs increased subsequent to the August 20, 2002 spin off from Citigroup. For additional information on the Company’s spin off from Citigroup, see the Company’s Form 10-K for the year ended December 31, 2002.

The Company’s effective federal tax rate was 23.5% and 24.0% in the 2003 third quarter and nine months compared to 1.8% and 17.8% in the comparable periods of 2002. The increase in the effective federal tax rate reflects a higher level of pretax income associated with improved underwriting performance for the third quarter and nine months of 2003 compared to the third quarter and nine months of 2002, partially offset by a higher level of non-taxable investment income. The effective tax rates for the 2002 periods also reflect the third quarter impact of non-taxable recoveries of $159.3 million related to the Citigroup indemnification agreement.

The consolidated GAAP combined ratios before policyholder dividends were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Loss and loss adjustment expense (LAE) ratio(1)	69.1%	71.8%	71.1%	73.4%
Underwriting expense ratio	26.3	26.1	26.1	26.2

Consolidated GAAP combined ratio	95.4%	97.9%	97.2%	99.6%

(1)	Net of the Citigroup indemnification agreement in 2002.

The 2.5 point improvement in the 2003 third quarter GAAP combined ratio before policyholder dividends as compared to the 2002 third quarter resulted from premium rate increases that exceeded loss costs and favorable prior year reserve development compared to unfavorable prior year reserve development in the 2002 third quarter partially offset by higher catastrophe losses. The 2.4 point improvement in the 2003 nine months GAAP combined ratio before policyholder dividends as compared to the 2002 nine months resulted from premium rate increases that exceeded loss costs and lower prior year reserve development partially offset by higher catastrophe losses.

RESULTS OF OPERATIONS BY SEGMENT

The Company’s discussions related to segment operating income are presented on an after tax basis. All other discussions are presented on a pretax basis, unless otherwise noted.

Commercial Lines

Commercial Lines revenues and operating income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Revenues	$2,426.0	$2,395.1	$7,197.6	$6,615.6
Operating income	$379.8	$294.7	$992.7	$882.8

Revenues increased $30.9 million or 1% and $582.0 million or 9% in the 2003 third quarter and nine months from the comparable periods of 2002. These increases were primarily attributable to increases in earned premiums due to premium rate increases and increases in fee income as both new business and pricing levels increased. The increases in revenue were partially offset by the inclusion in the third quarter and nine months of 2002 of $159.3 million from the Citigroup indemnification agreement, which is reported as recoveries from former affiliate. The total benefit available under the agreement was fully utilized in the 2002 fourth quarter.

Operating income increased $85.1 million or 29% in the 2003 third quarter from the 2002 comparable quarter. The third quarter 2003 underwriting performance reflects the continuing favorable but moderating rate environment. Also, the 2003 third quarter was unfavorably impacted by $23.0 million of catastrophe losses compared to none in the prior year quarter. The 2003 third quarter reflects no charge related to asbestos versus a charge of $31.7 million, net of the benefit from the Citigroup indemnification agreement, in the prior period quarter. Impacting underwriting performance was net unfavorable prior year reserve development in the 2003 third quarter of $15.6 million ($23.9 million pretax) versus $40.7 million ($62.6 million pretax) of unfavorable prior year reserve development in the prior year quarter. The 2003 third quarter net unfavorable prior year reserve development relates primarily to a $9.1 million increase in loss adjustment expenses ($14.0 million pretax). Net investment income of $281.6 million was $10.9 million higher compared to $270.7 million in the prior year quarter. Higher returns from higher average invested assets resulting from strong operating cash flows and higher returns in the Company’s private equity and arbitrage fund investments were partially offset by lower average yields on fixed maturities. The 2003 third quarter operating income also includes $2.0 million of minority interest charges primarily related to Gulf compared to $1.2 million of minority interest charges in the 2002 third quarter.

Operating income increased $109.9 million or 12% in the 2003 nine months from the 2002 comparable period. The nine months 2003 underwriting performance reflects the continuing favorable but moderating rate environment. Also, the 2003 nine months was unfavorably impacted by $69.8 million of catastrophe losses compared to no catastrophe losses in the comparable period of 2002. The 2003 nine months reflects no charge related to asbestos versus a charge of $97.5 million, net of the benefit from the Citigroup indemnification agreement, in the prior year period. Impacting underwriting performance was net unfavorable prior year reserve development in the 2003 nine months of $177.8 million ($273.5 million pretax) versus $147.9 million ($227.5 million pretax) of unfavorable prior year reserve development in the prior year period. The most significant component of the 2003 nine months prior year reserve development was a $174.9 million after tax charge ($269.1 million pretax) related to first quarter reserve strengthening at Gulf. The total effect of this reserve strengthening charge to the Company was $145.5 million after tax and minority interest. The reserve strengthening primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001. The charge reflects the significant decline in used vehicle prices and an assumption of further reductions. Also included in the charge was an $82.6 million charge related to the resolution of a residual value claims dispute. The Gulf reserve strengthening in the first quarter of 2003 was in addition to the other Commercial Lines prior year reserve development, which was a net charge of $2.9 million in the 2003 nine months. These other Commercial Lines charges include a second quarter $19.5 million addition to the allowance for uncollectible reinsurance recoverables, as well as other reserve strengthening in other lines of business during the 2003 nine month period. These charges were partially offset by a first quarter net prior year reserve development benefit of $46.0 million, primarily related to property coverages. Net investment income of $839.4 million was $5.8 million higher than the prior year nine months due to higher average invested assets resulting from strong operating cash flows along with higher returns in the Company’s arbitrage fund investments partially offset by lower returns in private equity and real estate equity investments. Also included in the 2003 nine months operating income is a $19.0 million minority interest benefit primarily related to losses incurred at Gulf, compared to a $1.2 million minority interest charge in the comparable 2002 period.

Commercial Lines revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Earned premiums	$1,916.9	$1,757.8	$5,664.8	$5,000.8
Net investment income	368.0	357.8	1,098.7	1,109.9
Fee income	133.7	118.6	403.7	330.1
Recoveries from former affiliate	—	159.3	—	159.3
Other revenues	7.4	1.6	30.4	15.5

Commercial Lines revenues	$2,426.0	$2,395.1	$7,197.6	$6,615.6

Earned premiums increased $159.1 million or 9% and $664.0 million or 13% in the 2003 third quarter and nine months, respectively, from $1.758 billion and $5.001 billion in the comparable periods of 2002. The increases in earned premiums in the 2003 third quarter and nine months were primarily due to premium rate increases, growth in targeted new business and strong customer retention. Earned premiums include Northland and Associates which decreased $83.2 million or 36% and $152.1 million or 24% to $148.4 million and $488.2 million in the 2003 third quarter and nine months, respectively, from $231.6 million and $640.3 million in the comparable periods of 2002.

Net investment income increased $10.2 million or 3% in the 2003 third quarter from the comparable period of 2002. This increase was due to higher average invested assets in the 2003 third quarter resulting from strong operating cash flows and higher returns in the Company’s private equity and arbitrage fund investments, partially offset by lower average yields on fixed maturities. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration. Pretax investment yields declined to 5.2% in the 2003 third quarter from 5.5% in the 2002 comparable period. Net investment income decreased by $11.2 million or 1% in the 2003 nine months from the 2002 nine months due to the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments partially offset by higher returns in arbitrage fund investments. Pretax investment yields declined to 5.3 % in the 2003 nine months from 5.9% in the 2002 nine months. The lower average yield was partially offset by the benefit of higher average invested assets that resulted from strong cash flows from underwriting.

Fee income increased $15.1 million or 13% and $73.6 million or 22% in the 2003 third quarter and nine months, respectively from the comparable periods of 2002. National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools and automobile assigned risk plans and to self-insurance pools. Fees rose as both new business and pricing levels increased and more workers’ compensation business was written by state residual market pools. Claim volume under administration, including new and renewal business, increased to $681.9 million and $2.481 billion for the 2003 third quarter and nine months, respectively, compared to $549.8 million and $2.016 billion for the comparable periods in 2002. Claim volume under administration represents a measure of claim volume expected to be serviced, under contracts written in the period, on fee for service arrangements or loss sensitive insurance products.

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

Net written premiums increased $180.2 million or 10% and $545.5 million or 10% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. The strong but moderating rate environment, growth in targeted new business, and strong customer retention across all major lines of business combined to drive premium growth.

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

Commercial Lines claims and expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Claims and claim adjustment expenses	$1,328.8	$1,563.3	$4,169.0	$4,039.7
Amortization of deferred acquisition costs	304.2	274.6	871.1	791.7
Interest expense	1.3	1.1	3.8	2.3
General and administrative expenses	293.0	254.4	888.7	706.1

Commercial Lines claims and expenses	$1,927.3	$2,093.4	$5,932.6	$5,539.8

Commercial Lines claims and expenses decreased $166.1 million or 8% in the 2003 third quarter from the comparable period of 2002. The decrease was primarily due to lower unfavorable prior year reserve development in the 2003 third quarter partially offset by increased loss costs and higher weather related catastrophe losses. The third quarter also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Unfavorable prior year reserve development included in claims and expenses was $23.9 million for the 2003 third quarter compared to $307.6 million in the 2002 third quarter ($40.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 third quarter unfavorable prior year reserve development included $293.8 million of asbestos incurred losses ($31.7 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax) compared to no asbestos incurrals in the 2003 third quarter. The 2003 third quarter unfavorable prior year reserve development included a $14.0 million increase in loss adjustment expenses. Catastrophe losses, net of reinsurance, were $35.4 million in the 2003 third quarter ($23.0 million net of tax and reinsurance) compared to no catastrophe losses in the 2002 third quarter. Third quarter 2003 catastrophe losses were primarily due to Hurricane Isabel.

Commercial Lines claims and expenses increased $392.8 million or 7% in the 2003 nine months from the comparable period of 2002. The increase was primarily due to increased loss costs and higher weather related catastrophe losses, partially offset by lower unfavorable prior year reserve development in the 2003 nine months. The 2003 nine months also reflects higher commissions, premium taxes and general and administrative expenses associated with business growth. Unfavorable prior year reserve development included in claims and expenses was $273.5 million for the 2003 nine months compared to $472.5 million in 2002 ($147.9 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax). The 2002 nine months unfavorable prior year reserve development included $395.0 million of asbestos incurred losses ($97.5 million after the benefit related to recoveries under the Citigroup indemnification agreement and after tax) compared to no asbestos incurrals in the 2003 nine months. The most significant component in the 2003 nine months prior year reserve development was $269.1 million related to Gulf reserve strengthening for a line of business that insured residual values of leased vehicles and that was placed in runoff in late 2001. The Gulf reserve strengthening in the first quarter of 2003 was in addition to the other Commercial Lines prior year reserve development which was a net charge of $4.5 million in the 2003 nine months. These other Commercial Lines charges include a second quarter $30.0 million addition to the allowance for uncollectible reinsurance recoverables, as well as other reserve strengthening in other lines of business during the 2003 nine month period. These charges were partially offset by a first quarter net prior year reserve development benefit of $70.7 million, primarily related to property coverages. Catastrophe losses, net of reinsurance, were $107.3 million in the 2003 nine months ($69.8 million net of tax and reinsurance) compared to no catastrophe losses in the 2002. The 2003 catastrophe losses were primarily due to Hurricane Isabel in the third quarter, severe storms in the second quarter in a number of Southern and Midwestern states and a severe winter storm in Colorado in the first quarter.

GAAP combined ratios before policyholder dividends for Commercial Lines were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Loss and LAE ratio(1)	66.2%	71.5%	70.4%	72.5%
Underwriting expense ratio	27.1	26.6	26.8	26.6

Commercial Lines GAAP combined ratio	93.3%	98.1%	97.2%	99.1%

(1)	Net of the Citigroup indemnification agreement in 2002.

     The 4.8 point improvement in the 2003 third quarter GAAP combined ratio before policyholder dividends resulted from premium rate increases that exceeded loss costs and lower prior year reserve development partially offset by higher catastrophe losses in the 2003 third quarter compared to none in the 2002 third quarter. The 1.9 point improvement in the 2003 nine months GAAP combined ratio before policyholder dividends resulted from premium rate increases that exceeded loss cost trends partially offset by slightly higher prior year reserve development and higher catastrophe losses in the 2003 nine months compared to none in the prior year period. The increase in the underwriting expense ratio is primarily due to higher contingent commissions that result from improved underwriting performance.

Personal Lines

Personal Lines revenues and operating income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Revenues	$1,342.6	$1,220.5	$3,898.4	$3,558.7
Operating income	$88.2	$92.0	$307.5	$233.2

Revenues increased $122.1 million or 10% and $339.7 million or 10% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. The increase in revenues resulted primarily from growth in earned premiums due to renewal price increases as well as increased business volumes and strong retention. Renewal price change for Personal Lines products represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. Net investment income increased in the 2003 third quarter compared to the 2002 third quarter while net investment income for the 2003 nine months decreased compared to the 2002 nine months.

Operating income decreased $3.8 million or 4% in the 2003 third quarter from the 2002 comparable period. Underwriting performance benefited from the favorable but moderating rate environment in both automobile and property and a moderation in the increase in loss costs. Underwriting performance in the 2003 third quarter was unfavorably impacted by catastrophe losses of $60.0 million compared to $11.1 million in the prior year quarter. Also impacting underwriting performance was favorable prior year reserve development in the 2003 third quarter of $24.8 million ($38.1 million pretax) versus $2.0 million ($3.1 million pretax) of unfavorable prior year reserve development in the prior year quarter. In addition, after tax net investment income of $65.5 million was $4.0 million higher than the 2002 third quarter.

Operating income increased $74.3 million or 32% in the 2003 nine months from the 2002 comparable period. Underwriting performance benefited from the favorable but moderating rate environment in both automobile and property and a moderation in the increase in loss costs. Underwriting performance in the 2003 nine months was unfavorably impacted by catastrophe losses of $129.0 million compared to $35.8 million in the prior year period. Also impacting underwriting performance was favorable prior year reserve development in the 2003 nine months of $71.9 million ($110.6 million pretax) versus $7.9 million ($12.1 million pretax) of unfavorable prior year reserve development in the prior year period. In addition, after tax net investment income of $196.3 million was $9.2 million lower than the 2002 nine months.

Personal Lines revenues were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Earned premiums	$1,232.3	$1,117.5	$3,563.4	$3,215.8
Net investment income	89.8	83.4	270.1	283.0
Other revenues	20.5	19.6	64.9	59.9

Personal Lines revenues	$1,342.6	$1,220.5	$3,898.4	$3,558.7

Earned premiums increased $114.8 million or 10% and $347.6 million or 11% in the 2003 third quarter and nine months, respectively, from the comparable periods of 2002. The increase in earned premiums in the 2003 second quarter and nine months was primarily due to higher rates as well as increased business volumes and strong retention.

Net investment income increased $6.4 million or 8% in the 2003 third quarter from the comparable period of 2002. This increase was due to higher average invested assets in the 2003 third quarter resulting from strong operating cash flows and higher returns in the Company’s private equity and arbitrage fund investments, partially offset by lower average yields on fixed maturities. The decrease in yields reflected the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration. Pretax investment yields declined to 5.2% in the 2003 third quarter from 5.5% in the 2002 comparable period. Net investment income decreased $12.9 million or 5% in the 2003 nine months from the nine months of 2002, due to the lower interest rate environment, a higher proportion of tax exempt investments and a reduction in average duration, along with lower returns in the Company’s private equity and real estate equity investments, partially offset by higher returns in arbitrage fund investments. Pretax investment yields declined to 5.3% in the 2003 nine months from 5.9% in the 2002 nine months. The lower average yield was partially offset by the benefit of higher average invested assets that resulted from strong cash flows from underwriting.

Personal Lines net written premiums by product line were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Automobile	$796.3	$741.8	$2,310.6	$2,143.5
Homeowners and Other	559.5	476.2	1,506.5	1,285.9

Total net written premiums	$1,355.8	$1,218.0	$3,817.1	$3,429.4

The increase in net written premiums of $137.8 million or 11% and $387.7 million or 11% in the 2003 third quarter and nine months, respectively, was due to rate increases and higher business volumes in both the Automobile and Homeowners and Other lines of business.

Automobile net written premiums increased $54.5 million or 7% and $167.1 million or 8% in the 2003 third quarter and nine months, respectively from the 2002 comparable periods. Renewal price change increases for standard voluntary business averaged 6% for both the 2003 third quarter and nine months, two percentage points below the third quarter and nine months of 2002. Policy retention levels for standard voluntary business remained favorable and averaged 81%, up one percentage point from the prior year quarter and nine months. Retention for Personal Lines products represents the estimated percentage of policies from the prior period renewed in the current period.

Homeowners and Other net written premiums increased $83.3 million or 17% and $220.6 million or 17% in the 2003 third quarter and nine months, respectively from the 2002 comparable periods. Renewal price change increases averaged 11% for both the 2003 third quarter and nine months, compared to 15% in the third quarter and nine months of 2002. The higher level of renewal price change increases in the prior year periods was mostly attributable to rate increases in Texas. Retention levels also remained favorable and averaged 81%, up one percentage point from the prior year quarter and nine months.

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

Personal Lines claims and expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Claims and claim adjustment expenses	$907.7	$806.7	$2,566.4	$2,410.7
Amortization of deferred acquisition costs	208.1	187.7	587.3	543.1
General and administrative expenses	102.3	95.8	304.0	279.0

Personal Lines claims and expenses	$1,218.1	$1,090.2	$3,457.7	$3,232.8

Personal Lines claims and expenses increased $127.9 million or 12% and $224.9 million or 7% in the 2003 third quarter and nine months, respectively, from the 2002 comparable periods. The 2003 increase was primarily attributed to the effect of increased loss costs and higher catastrophe losses partially offset by favorable prior year reserve development. The 2003 third quarter and nine months also reflects higher general and administrative expenses associated with business growth. The 2003 third quarter and nine months includes $38.1 million and $110.6 million, respectively, of favorable prior year reserve development versus unfavorable prior year reserve development of $3.1 million and $12.1 million in the 2002 third quarter and nine months. The 2003 favorable prior year reserve development primarily related to property business written in 2002 and to a lesser degree automobile business written in prior years. Catastrophe losses, net of tax and reinsurance, were $60.0 million and $129.0 million in the 2003 third quarter and nine months compared to $11.1 million and $35.8 million in the comparable periods of 2002. Catastrophe losses in 2003 were primarily due to winter storms in the Mid-Atlantic states, the Northeast and Colorado in the first quarter, hail, ice storms and tornados in the second quarter and primarily due to Hurricane Isabel in the third quarter. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter and wind and hailstorms in the mid Atlantic region in the second and third quarters.

GAAP combined ratios for Personal Lines were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Loss and LAE ratio	73.7%	72.2%	72.0%	75.0%
Underwriting expense ratio	25.2	25.4	25.0	25.6

Personal Lines GAAP combined ratio	98.9%	97.6%	97.0%	100.6%

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

Interest Expense and Other

Interest Expense and Other revenues and operating loss were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in millions)	2003	2002	2003	2002

Revenues	$0.2	$(0.4)	$1.9	$0.6
Operating loss	$(25.3)	$(26.6)	$(88.2)	$(72.5)

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

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred. In June 2003, A. M. Best Co. lowered the claims-paying rating of the Company’s Gulf Insurance Pool to A from A+. The Company does not expect this rating change to have any significant impact on the operations of Gulf or the Company. The Company’s ratings remained unchanged during the third quarter of 2003. On October 10, 2003, Standard & Poor’s Corp. assigned a rating of AA- to Travelers Casualty and Surety Company of Europe, Limited (Travelers Europe) based on Travelers Europe’s surety writings being supported by reinsurance with Travelers Casualty and Surety Company of America which is also rated AA-by Standard and Poor’s Corp.

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

Travelers Property Casualty Corp.

Date: February 10, 2004	by	/s/ Jay S. Benet

Jay S. Benet
Chief Financial Officer
(Principal Financial Officer)

Date: February 10, 2004	by	/s/ Douglas K. Russell

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