Form 10-K
period 2003-12-31
TRAVELERS PROPERTY CASUALTY CORP
filed 2004-03-02
CIK 919482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission file number 001-31266

Travelers Property Casualty Corp.

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1008174 (I.R.S. Employer Identification No.)

One Tower Square, Hartford, Connecticut 06183
(Address of principal executive offices) (Zip Code)
(860) 277-0111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, par value $.01 per share Class B Common Stock, par value $.01 per share 4.5% Convertible Junior Subordinated Notes due 2032	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

As of June 30, 2003 the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $15,918,126,490 (this amount reflects 505,543,985 shares of class A common stock then held by non-affiliates; and 499,681,492 shares of class B common stock then held by non-affiliates.)

As of February 20, 2004, 508,673,940 shares of the registrant’s class A common stock, par value $.01 per share, and 499,763,693 shares of the registrant’s class B common stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Travelers Property Casualty Corp.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2003

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

TPC’s predecessor companies have been in the insurance business for more than 135 years. It is a Connecticut corporation that was formed in 1979 and, prior to its March 2002 Initial Public Offering (IPO), was an indirect wholly-owned subsidiary of Citigroup Inc. (together with its consolidated subsidiaries, Citigroup). In January 1996, Travelers Insurance Group Holdings Inc. (TIGHI) was formed to hold TPC’s property and casualty insurance subsidiaries. In April 1996, TIGHI purchased from Aetna Services, Inc. (Aetna) all of the outstanding capital stock of Aetna’s significant property and casualty insurance subsidiaries for approximately $4.200 billion in cash. In April 1996, TIGHI also completed an initial public offering of its common stock. In April 2000, TPC completed a cash tender offer and merger, as a result of which TIGHI became its wholly-owned subsidiary. In the tender offer and merger, TPC acquired all of TIGHI’s outstanding shares of common stock which it did not already own, representing approximately 14.8% of its outstanding common stock, for approximately $2.413 billion in cash financed by a loan from Citigroup.

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

On March 21, 2002, TPC issued 231.0 million shares of its class A common stock in an IPO, representing approximately 23% of TPC’s common equity. After the IPO, Citigroup Inc. beneficially owned all of the 500.0 million shares of TPC’s outstanding class B common stock, each share of which is entitled to seven votes, and 269.0 million shares of TPC’s class A common stock, each share of which is entitled to one vote, representing at the time 94% of the combined voting power of all classes of TPC’s voting securities and 77% of the equity interest in TPC. Concurrent with the IPO, TPC issued $892.5 million aggregate principal amount of 4.5% convertible junior subordinated notes, which mature on April 15, 2032. The IPO and the offering of the convertible notes are collectively referred to as the Offerings.

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2003 and 2002, Citigroup held for their own account 9.87% and 9.95%, respectively, of TPC’s common equity and 9.87% and 9.98%, respectively, of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution was tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

On March 11, 2003, TPC issued $1.4 billion of senior notes comprising $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to its primary subsidiary, TIGHI, so that TIGHI could prepay and refinance $500.0 million of 3.60% indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

On November 16, 2003, the Company entered into an agreement and plan of merger (the merger) with The St. Paul Companies, Inc. (St. Paul). The transaction will be treated as a purchase business combination by the Company of St. Paul under accounting principles generally accepted in the United States of America. In this merger, the acquired entity (St. Paul) will issue the equity interests and this business combination meets the criteria of a reverse acquisition. Each share of TPC’s class A and class B common stock will be exchanged for 0.4334 of a share (the exchange ratio) of St. Paul common stock. The transaction is subject to customary closing conditions, including the approval by the shareholders of both companies as well as certain regulatory approvals. A special shareholder meeting to consider and vote upon the merger has been scheduled for March 19, 2004. The transaction is expected to close in the second quarter of 2004.

The principal executive offices of the Company are located at One Tower Square, Hartford, Connecticut 06183; telephone number (860) 277-0111. This discussion of the Company’s business is organized as follows: (i) a description of each of the Company’s two business segments (Commercial Lines and Personal Lines) and related services; (ii) a description of Interest Expense and Other; and (iii) certain other information.1

1 Certain items in this Form 10-K, including certain matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (the “MD&A”), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company’s business, including the effect of economic and market conditions, the level and volatility of interest rates, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in the section under the heading “Outlook” and in the “Forward-Looking Statements” section of the MD&A.

COMMERCIAL LINES

The Company’s Commercial Lines segment offers a broad array of property and casualty insurance and insurance-related services to its clients. Commercial Lines is organized into the following five marketing and underwriting groups, each of which focuses on a particular client base or product grouping to provide products and services that specifically address clients’ needs:

•	National Accounts provides large corporations with casualty products and services and includes the Company’s residual market business which offers workers’ compensation products and services to the involuntary market;

•	Commercial Accounts provides property and casualty products to mid-sized businesses, property products to large businesses and boiler and machinery products to businesses of all sizes, and includes dedicated groups focused on the construction industry, transportation industry, agribusiness, and ocean and inland marine;

•	Select Accounts provides small businesses with property and casualty products, including packaged property and liability policies;

•	Bond provides a wide range of customers with specialty products built around the Company’s market leading surety bond business along with an expanding executive liability practice for middle and small market private accounts and not-for-profit accounts; and

•	Gulf provides a broad array of specialty coverages to all sizes of customers with particular emphasis on small and mid-sized accounts.

In 2003, Commercial Lines generated net written premiums of approximately $8.119 billion.

Selected Product and Market Information

The accompanying table sets forth net written premiums for Commercial Lines by product line and market for the periods indicated. For a description of the product lines and markets referred to in the table, see “– Product Lines” and “–Principal Markets and Methods of Distribution,” respectively.

Many National Accounts customers require insurance-related services in addition to or in lieu of pure risk coverage, primarily for workers’ compensation and, to a lesser extent, general liability and commercial automobile exposures. These types of services include risk management services, such as claims administration, loss control and risk management information services, and are generally offered in connection with large deductible or self-insured programs. These services generate fee income rather than net written premiums, which are not reflected in the accompanying table. Net written premiums were as follows:

(for the year ended December 31,				% of Total
in millions)	2003	2002	2001	2003

Net written premiums by product line:
Commercial multi-peril	$2,397.0	$2,113.9	$1,757.9	29.5%
Workers’ compensation	1,351.5	1,135.0	1,030.6	16.6
Commercial automobile	1,419.1	1,454.7	914.3	17.5
Property	1,175.2	1,088.8	833.1	14.5
Fidelity and surety	610.7	541.9	506.6	7.5
General liability	1,165.9	1,035.2	695.1	14.4

Total	$8,119.4	$7,369.5	$5,737.6	100.0%

Net written premiums by market:
National Accounts	$902.8	$734.6	$418.9	11.1%
Commercial Accounts	3,725.7	3,556.1	2,407.1	45.9
Select Accounts	2,047.6	1,869.5	1,713.2	25.2

Total Core	6,676.1	6,160.2	4,539.2	82.2
Bond	780.5	629.9	590.2	9.6
Gulf	662.8	579.4	608.2	8.2

Total Specialty	1,443.3	1,209.3	1,198.4	17.8

Total	$8,119.4	$7,369.5	$5,737.6	100.0%

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

Workers’ Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers’ compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee’s early return to work, cost-effective quality care, and customer service in this market. The Company offers the following three types of workers’ compensation products:

•	guaranteed cost insurance products, in which policy premium charges are fixed for the period of coverage and do not vary as a result of the insured’s loss experience;

•	loss-sensitive insurance products, including large deductible and retrospectively rated policies, in which fees or premiums are adjusted based on actual loss experience of the insured during the policy period; and

•	service programs, which are generally sold to the Company’s National Accounts customers, where the Company receives fees rather than premiums for providing loss prevention, risk management, and claim and benefit administration services to organizations under service agreements. The Company also participates in state assigned risk pools as a servicing carrier and pool participant.

Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured’s vehicle, and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

Property provides coverage for loss or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are manmade events such as terrorism, theft, vandalism, fires, explosions, storms, and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism, see “- Terrorism Risk Insurance Act of 2002.” Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures and miscellaneous assumed reinsurance.

Fidelity and Surety provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds.

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

National Accounts sells a variety of casualty products and services to large companies. National Accounts also includes the Company’s residual market business, which primarily offers workers’ compensation products and services to the involuntary market. National Accounts clients generally select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Through a network of field offices, the Company’s underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients’ needs. Workers’ compensation accounted for approximately 76% of sales to National Accounts customers during 2003, based on gross written premiums and fee income. National Accounts generated $330.7 million of service fee income in 2003, excluding residual market business discussed below.

The Company’s residual market business sells claims and policy management services to workers’ compensation and automobile assigned risk plans and to self-insurance pools throughout the United States. The Company services approximately 35% of the total workers’ compensation assigned risk market. The Company is one of only two servicing carriers that operate nationally. Assigned risk plan contracts generated approximately $197.3 million in service fee income in 2003.

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

A key objective of Commercial Accounts is continued focus on first party product lines of business, which cover risks of loss to property of the insured. Beyond the traditional middle market network, dedicated units exist to complement the middle market or specifically respond to the unique or unusual business client insurance needs. These units are:

•	Construction - dedicated claim, engineering and underwriting expertise solely targeting construction risks;

•	National property - underwrites large property schedules insuring buildings, property and business interruption exposures;

•	Transportation - auto products tailored to the trucking industry distributed via general agents;

•	Boiler and machinery - comprehensive breakdown coverages for equipment;

•	Marine - inland and ocean coverages for mid-sized to large accounts;

•	Agribusiness - insurance programs for small to mid-sized farmowners, ranchowners and commercial growers;

•	Specialty excess and surplus - products sold through general agents targeting small commercial risks; and

•	Affinity - programs sold to association, franchise, trade or affinity groups.

Select Accounts is one of the leading providers of property casualty products to small businesses. It generally serves firms with one to 75 employees. Products offered by Select Accounts are guaranteed cost policies, often a packaged product covering property and liability exposures. Products are sold through independent agents, who are often the same agents that sell the Company’s Commercial Accounts and Personal Lines products.

The Company offers its independent agents a small business system that helps them connect all aspects of sales and service through a comprehensive service platform. Components of the platform include agency automation capabilities and a state-of-the-art service center that functions as an extension of an agency’s customer service operations, both of which are highly utilized by agencies. More than 87% of Select Accounts eligible business volume is processed by 4,500 agencies using its Issue Express systems, which allow agents to quote and issue policies from agency offices. Approximately 2,800 agencies have chosen to take advantage of Select Accounts’ service center, which offers agencies a wide range of services, from coverage and billing inquiries to policy changes; the assistance of licensed service professionals; and extended hours of operations. Select Accounts is an industry leader in its array of agency automation solutions. The Company provides its agents with a wide selection of online service capabilities, including customer service, marketing and claim functionality. For example, online e-Bill services allow customers to pay bills and view billing history online. These e-services are easily accessible in real-time via a robust agent Web site.

Personnel in the Company’s field offices and other points of local service, which are located throughout the United States, work closely with agents to ensure a strong local presence in the marketplace. Select Accounts has also established strict underwriting guidelines integrated with the Company’s local field office structures. The agents either submit applications to the Company’s field underwriting locations or service centers for underwriting review, quote, and issuance or they utilize one of the Company’s automated quote and issue systems. Automated transactions are edited by the Company’s systems and issued only if they conform to established underwriting guidelines. Exceptions are reviewed by the Company’s underwriters and retrospective agency audits are conducted on a systematic sampling basis. The Company uses policy level management information to analyze and understand results and to identify problems and opportunities.

Bond underwrites and markets its products to national, mid-sized and small businesses and organizations as well as individuals, and distributes them through national, regional and wholesale brokers, and retail agents primarily throughout the United States. The Company believes that it has a competitive advantage with respect to many of these products based on Bond’s reputation for timely and consistent decision-making, underwriting, claim-handling abilities, industry expertise and strong producer and customer relationships founded on a nationwide network of underwriting, industry and claim experts as well as Bond’s ability to cross-sell its products to customers of both Commercial Lines and Personal Lines.

Bond’s range of products includes fidelity and surety bonds, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages. In addition, the Company markets packaged products, which combine fidelity, employment practices liability insurance, directors’ and officers’ liability insurance, other related professional liability insurance and fiduciary liability insurance into one product with either individual or aggregate limits. Bond is organized into two broad product line groups: Surety and Executive Liability. Surety is organized around construction and commercial customers. Executive Liability is organized around commercial and financial services customers.

Gulf provides a broad range of specialty coverages including management and professional liability, excess and surplus lines, environmental, umbrella and fidelity. Gulf also provides insurance products specifically designed for financial institutions, the entertainment industry and sports organizations. Gulf’s strategy focuses on identifying market niches where it has specialized underwriting and claims expertise.

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

A significant portion of Commercial Lines business is written with large deductible insurance policies. Under some workers’ compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount, and is subject to credit risk until such reimbursement is made. At December 31, 2003, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $3.121 billion. Retrospectively rated policies are also used for workers’ compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it does introduce credit risk to the Company. Receivables on unpaid losses from holders of retrospectively rated policies totaled approximately $254.2 million at December 31, 2003. Significant collateral, primarily letters of credit and, to a lesser extent surety bonds and cash collateral, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductibles and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Commercial Lines continually monitors the credit exposure on individual accounts and the adequacy of collateral.

The Company continually monitors its exposure to natural and manmade peril catastrophic losses and attempts to mitigate such exposure. The Company uses sophisticated computer modeling techniques to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. See “– Reinsurance.”

Geographic Distribution

The following table shows the distribution of Commercial Lines’ direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2003:

% of
State	Total

California	11.9%
New York	10.0
Texas	6.3
Illinois	5.1
Massachusetts	5.1
Florida	4.7
New Jersey	4.2
Pennsylvania	3.6
All Others(1)	49.1

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2003 by the Company.

PERSONAL LINES

Personal Lines writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers. In 2003, Personal Lines generated net written premiums of approximately $5.081 billion.

Selected Product and Distribution Channel Information

The accompanying table sets forth net written premiums for Personal Lines by product line and distribution channel for the periods indicated. For a description of the product lines and distribution channels referred to in the accompanying table, see “– Product Lines” and “– Principal Markets and Methods of Distribution,” respectively. Net written premiums were as follows.

(for the year ended December 31,				% of Total
in millions)	2003	2002	2001	2003

Net written premiums by product line:
Personal automobile	$3,053.3	$2,842.9	$2,590.7	60.1%
Homeowners and other	2,028.1	1,732.1	1,517.2	39.9

Total	$5,081.4	$4,575.0	$4,107.9	100.0%

Net written premiums by distribution channel:
Independent agents	$4,159.2	$3,735.6	$3,307.9	81.9%
Other	922.2	839.4	800.0	18.1

Total	$5,081.4	$4,575.0	$4,107.9	100.0%

Product Lines

The Company writes most types of property and casualty insurance covering personal risks. Personal Lines had approximately 5.8 million policies in force at December 31, 2003. The primary coverages in Personal Lines are personal automobile and homeowners insurance sold to individuals.

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

Principal Markets and Methods of Distribution

The Company’s Personal Lines products are distributed primarily through approximately 7,200 independent agencies located throughout the United States, supported by personnel in twelve marketing regions, three single state companies and six business service centers. In selecting new independent agencies to distribute the Company’s products, the Company considers each agency’s profitability, financial stability, staff experience and strategic fit with the Company’s operating and marketing plans. Once an agency is appointed, the Company carefully monitors its performance. While the Company’s principal markets for Personal Lines insurance are in states along the East Coast, in the South and Texas, Personal Lines is expanding its geographical presence across the United States.

The Company uses a consistent operating model with agents outside of the single state companies. The model provides technological alternatives to agents to maximize their ease of doing business. Personal Lines agents quote and issue 96% of the Company’s Personal Lines policies directly from their agencies by leveraging either their own agency management system or using the Company’s proprietary quote and issuance systems which allows agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with the Company’s underwriting and rating systems, which edit transactions for compliance with the Company’s underwriting and pricing programs. Business processed by agents on these platforms is subjected to consultative review by the Company’s in-house underwriters. In the past year, the Company continued to increase use of Internet-based proprietary systems, and agents have transitioned approximately 94% of the Company’s new business to these platforms. The Company also provides an industry-leading download capability that refreshes the individual agency system databases of approximately 3,700 agents each day with updated policy information.

The Company continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the on-going core service responsibility for the Company’s customers to one of the Company’s four Customer Care Centers, where the Company functions as an extension of an agency’s servicing operation by providing a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximate1y 1,000 agents take advantage of this service alternative.

Personal Lines operates single state companies in Massachusetts, New Jersey and Florida with products marketed primarily through independent agents. These states represented 21% of Personal Lines direct written premiums in 2003. The companies were established to manage complex markets in Massachusetts and New Jersey and property catastrophe exposure in Florida. Each company has dedicated resources in underwriting, claim, finance, legal and service functions. The establishment of these separate companies limits capital at risk in these markets.

Personal Lines also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and joint marketing arrangements with other insurers. The Company handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company’s call center locations. The Company is one of the leading providers of personal lines products to members of affinity groups. A number of well-known corporations endorse the Company’s product offerings to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that endorse the Company’s tailored offerings to their members. Since 1995, the Company has had a marketing agreement with GEICO to receive referrals for homeowners business. This agreement has added profitable business and helped to geographically diversify the homeowners line of business.

Pricing and Underwriting

Pricing levels for Personal Lines property and casualty insurance products are generally developed based upon the frequency and severity of incurred losses and loss adjustment expense, the expenses of producing business and a reasonable allowance for profit and contingencies. The Company has a disciplined approach to underwriting and risk management that places emphasis on underwriting profit rather than market share.

The Company has developed a product management methodology that integrates the disciplines of underwriting, claim, actuarial and product development. This approach is designed to maintain high quality underwriting discipline and pricing segmentation. Proprietary data is analyzed with respect to the Company’s Personal Lines business over many years. The Company uses a variety of proprietary and vendor produced risk differentiation models to facilitate its pricing segmentation. The Company’s Personal Lines product managers establish strict underwriting guidelines integrated with its filed pricing and rating plans, which enable the Company to streamline its risk selection and pricing processes.

Pricing for personal automobile insurance is driven by changes in the frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and rectifying disparities between premium levels and projected claim costs, and obtaining approval from state regulatory authorities when necessary for filed rate changes.

Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. Most homeowners policies offer, but do not require, automatic increases in coverage to reflect growth in replacement costs and property values. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly hurricanes, winter storms, wind and hail, water damage, earthquakes and tornadoes. In order to reduce the Company’s exposure to catastrophe losses, the Company has limited the writing of new homeowners business and selectively non-renewed existing homeowners business in some markets. In addition, underwriting standards have been tightened, price increases have been implemented in some catastrophe-prone areas, and deductibles have been put in place in hurricane and wind and hail prone areas. The Company uses computer-modeling techniques to assess its level of exposure to loss in hurricane and earthquake catastrophe-prone areas. Changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly reduce catastrophe exposures.

Insurers writing personal lines property casualty policies may be unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having “file-and-use” laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A “use-and-file” law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes.

Independent agents either submit applications to the Company’s service centers for underwriting review, quote, and issuance or they utilize one of its automated quote and issue systems. Automated transactions are edited by the Company’s systems and issued if they conform to established guidelines. Exceptions are reviewed by underwriters in the Company’s business centers or by agency managers. Audits are conducted by business center underwriters and agency managers, on a systematic sampling basis, across all of the Company’s independent agency generated business. Each agent is assigned to a specific employee or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

The Personal Lines products sold through additional marketing channels are underwritten by the Company’s employees. Underwriters work with the Company management on business plan development, marketing, and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Geographic Distribution

The following table shows the distribution of Personal Lines’ direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2003:

% of
State	Total

New York	18.4%
Texas	9.5
Massachusetts	8.2
New Jersey	7.7
Pennsylvania	7.1
Florida	5.1
Georgia	4.4
Virginia	4.1
Connecticut	4.0
California	3.3
All Others(1)	28.2

Total	100.0%

(1)	No other single state accounted for 3.0% or more of the total direct written premiums written in 2003 by the Company.

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

An integral part of the Company’s strategy to benefit customers and shareholders is its continuing leadership in the fight against insurance fraud.

Claim Services uses advanced management information and data analysis for more effective claim results. This assists the Company in reviewing its claim practices and results to evaluate and improve its performance. The Company’s claim management strategy is focused on segmentation of claims, technical specialization, and effective claim resolution. In recent years, the Company has dedicated claim professionals to its construction market, invested significant additional resources in its Major Case organization and expanded its “catastrophe response team”. The Company’s proven catastrophe response strategy and its catastrophe claim handling teams were instrumental in its industry-leading response to a variety of weather-related losses that impacted our industry in 2003, including hurricane Isabel, a significant storm that struck the east coast of the United States in mid-September. The Company is a leading user of digital and wireless technology and Internet-based claim notification. Additionally, TravGlassSM, the Company’s Internet-based claims application, includes a network of pre-approved and customer or agent selected glass repair providers, to more effectively meet its customers’ automobile glass repair needs.

Another strategic advantage is TravCompSM, a workers’ compensation claim resolution and medical management program that assists adjusters in the prompt investigation and effective management of workers’ compensation claims. Innovative medical and claims management technologies permit nurse, medical and claims professionals to share appropriate vital information that supports prompt investigation, effective return to work and claim resolution strategies. These new technologies, together with effective matching of professional skills and authority to specific claim issues, have resulted in more efficient management of workers’ compensation claims with lower medical, wage replacement costs, and loss adjustment expenses.

Asbestos and environmental claims are separately managed by the Company’s Special Liability Group. See “– Asbestos and Environmental Claims.”

REINSURANCE

The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses and protect capital resources. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Reinsurance involves credit risk and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. For additional information concerning reinsurance, see note 6 of the notes to the Company’s consolidated financial statements.

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

The following presents the Company’s top five reinsurers, except Lloyd’s of London (Lloyd’s), which is discussed in more detail below, by reinsurance recoverable at December 31, 2003 (in millions):

	Reinsurance
Reinsurer	Recoverable	A.M. Best Rating of Reinsurer

American Re-Insurance Company	$913.2	A+	second highest of 16 ratings
General Reinsurance Corporation	436.5	A++	highest of 16 ratings
Transatlantic Reinsurance Company	397.2	A++	highest of 16 ratings
Employers Reinsurance Corporation	360.7	A	third highest of 16 ratings
Swiss Reinsurance America Corporation	300.7	A+	second highest of 16 ratings

As of December 31, 2003, the Company had reinsurance recoverables from Lloyd’s of $580.0 million. In 1996, Lloyd’s restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited, which is currently unrated. Approximately $269.1 million of the Company’s Lloyd’s reinsurance recoverable at December 31, 2003 relates to Equitas liabilities. The remaining recoverables of $310.9 million are from the continuing market of Lloyd’s, which is rated A- (4th highest of 16 ratings) by A.M. Best.

The impact of Lloyd’s restructuring on the collectibility of amounts recoverable by the Company from Lloyd’s cannot be quantified at this time. It is the opinion of the Company’s management that it is possible that an unfavorable impact on collectibility could have a material adverse effect on its operating results in a future period. However, it is the opinion of the Company’s management that it is not likely that the outcome of these matters would have a material adverse effect on its financial condition or liquidity.

At December 31, 2003, the Company had $11.174 billion in reinsurance recoverables. Of this amount, $2.204 billion is for mandatory pools and associations that relate primarily to workers’ compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions. An additional $2.411 billion of this amount is attributable to structured settlements relating primarily to personal injury claims, for which the Company has purchased annuities and remains contingently liable in the event of any defaults by the companies issuing the annuities. Of the remaining $6.559 billion ceded to reinsurers at December 31, 2003, $1.035 billion is attributable to asbestos and environmental claims and the remainder principally reflects reinsurance in support of ongoing business. At December 31, 2003, $705.5 million of reinsurance recoverables were collateralized by letters of credit, trust agreements and escrow funds. Also at December 31, 2003, the Company had an allowance for estimated uncollectible reinsurance recoverables of $386.4 million.

For a description of reinsurance related litigation, see Item 3, “Legal Proceedings.”

Current Net Retention Policy

The descriptions below relate to the Company’s reinsurance arrangements in effect at January 1, 2004. Most casualty and property reinsurance agreements have terrorism sublimits or exclusions. For third-party liability, including automobile no-fault, the reinsurance agreement used by Commercial Lines limits the net retention to a maximum of $8.0 million per insured, per occurrence. Reinsurance is also used to limit net retained policy limits to $10.0 million for commercial property. For executive liability coverages such as errors and omissions liability, directors’ and officers’ liability, employment practices liability and blended insurance, the Company generally retains up to $5.0 million per risk. For surety protection, the Company generally retains up to $23.5 million per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Personal Lines retains the first $5.0 million of umbrella policies and purchases facultative reinsurance for limits over $5.0 million. For personal property insurance, there is a $6.0 million maximum retention per risk.

Catastrophe Reinsurance

The Company utilizes reinsurance agreements with nonaffiliated reinsurers to control its exposure to losses resulting from one occurrence. For the accumulation of net property losses arising out of one occurrence, reinsurance agreements cover an average of 48% of total losses between $425.0 million and $1.35 billion. These agreements exclude nuclear, chemical, and biochemical losses for domestic terrorism and all terrorism losses as defined by the Terrorism Risk Insurance Act of 2002.

The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes it deems appropriate.

Terrorism Risk Insurance Act of 2002

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act (i.e., subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the Program) generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The Program became effective upon enactment and terminates on December 31, 2005. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap. The deductible under the Program was 7% for 2003, and is 10% for 2004 and 15% for 2005. In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year. The Program also contains an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s deductible under this federal program is $927.7 million for 2004. The Company had no terrorism-related losses in 2003.

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

The process of estimating loss reserves is imprecise due to a number of variables. These variables are affected by both internal and external events such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the insured event and the time it is actually reported to the insurer. The Company continually refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are also reviewed periodically by a qualified actuary employed by the Company. For additional information on the process of estimating reserves, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates.”

The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and market segment. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company’s reserving methods for asbestos and environmental claims, see “– Asbestos and Environmental Claims.”

Discounting

The liability for losses for some long-term disability payments under workers’ compensation insurance and workers’ compensation excess insurance has been discounted using an interest rate of 5%. The liability for losses for certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, has also been discounted using various interest rates ranging from 1.56% to 5.50%. At December 31, 2003, 2002 and 2001, the combined amounts of discount on the consolidated balance sheet were $754.3 million, $802.9 million and $792.4 million, respectively, of which 98%, 95% and 100%, respectively, related to workers’ compensation.

Other Factors

The table on page 19 sets forth the year-end reserves from 1993 through 2003 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1993 to 2001 and 1993 to 1995 have not been restated to reflect the acquisition of Northland and Associates and of Aetna’s property and casualty insurance subsidiaries, respectively. Beginning in 2002 and 1996, the table includes the reserve activity of Northland and Associates and Aetna’s property and casualty insurance subsidiaries, respectively. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The accompanying data is not accident year data, but rather a display of 1993 to 2003 year-end reserves and the subsequent changes in those reserves.

For instance, the “cumulative deficiency or redundancy” shown in the accompanying table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1993 included $4.0 million for a loss that is finally paid in 2003 for $5.0 million, the $1.0 million deficiency (the excess of the actual payment of $5.0 million over the original estimate of $4.0 million) would be included in the cumulative deficiencies in each of the years 1993 to 2002 shown in the accompanying table.

Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the accompanying table. For example, a substantial portion of the cumulative deficiencies shown in the accompanying table arise from claims on policies written prior to the mid-1970s involving liability exposures such as asbestos and environmental claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See “– Asbestos and Environmental Claims.” General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

Other factors that affect the data in the accompanying table include the discounting of certain reserves, as discussed above, and the use of retrospectively rated insurance policies. For example, workers’ compensation indemnity reserves (tabular reserves) are discounted to reflect the time value of money. Apparent deficiencies will continue to occur as the discount on these workers’ compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company’s earnings but are not reflected in the accompanying table.

Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the accompanying table.

The differences between the reserves for loss and loss adjustment expenses shown in the accompanying table, which is prepared in accordance with accounting principles generally accepted in the United States of America and those reported in the Company’s annual reports filed with state insurance departments, which are prepared in accordance with statutory accounting practices, were $25.8 million, $(12.1) million and $(17.2) million for 2003, 2002 and 2001, respectively.

at December 31, (in millions)	1993(a)	1994(a)	1995(a)	1996(a)	1997(a)

Reserves for loss and loss adjustment expense originally estimated	$9,319	$9,712	$10,090	$21,816	$21,406
Cumulative amounts paid as of
One year later	1,706	1,595	1,521	3,704	4,025
Two years later	2,843	2,631	2,809	6,600	6,882
Three years later	3,610	3,798	3,903	8,841	8,850
Four years later	4,563	4,676	4,761	10,355	10,480
Five years later	5,274	5,388	5,322	11,649	11,915
Six years later	5,882	5,855	5,842	12,893	13,376
Seven years later	6,289	6,324	6,146	14,154
Eight years later	6,718	6,485	6,668
Nine years later	6,879	6,954
Ten years later	7,329
Reserves reestimated as of
One year later	9,270	9,486	9,848	21,345	21,083
Two years later	9,234	9,310	9,785	21,160	20,697
Three years later	9,108	9,395	9,789	20,816	20,417
Four years later	9,271	9,427	9,735	20,664	20,168
Five years later	9,298	9,463	9,711	20,427	22,570
Six years later	9,349	9,441	9,661	22,851	22,625
Seven years later	9,370	9,445	10,562	22,861
Eight years later	9,374	10,286	10,553
Nine years later	10,280	10,265
Ten years later	10,274
Cumulative deficiency(a)	955	553	463	1,045	1,219
Gross liability – end of year		$15,013	$15,213	$30,969	$30,138
Reinsurance recoverables		5,301	5,123	9,153	8,732

Net liability – end of year		$9,712	$10,090	$21,816	$21,406

Gross reestimated liability-latest		$16,088	$15,770	$32,365	$31,725
Reestimated reinsurance recoverables-latest		5,823	5,217	9,504	9,100

Net reestimated liability-latest		$10,265	$10,553	$22,861	$22,625

Gross cumulative deficiency		$1,075	$557	$1,396	$1,587

[Additional columns below]

[Continued from above table, first column(s) repeated]

at December 31, (in millions)	1998(a)	1999(a)	2000(a)	2001(a)(b)	2002(a)(b)	2003(a)(b)

Reserves for loss and loss adjustment expense originally estimated	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055
Cumulative amounts paid as of
One year later	4,159	4,082	4,374	5,018	5,170
Two years later	6,879	6,957	7,517	8,745
Three years later	9,006	9,324	10,218
Four years later	10,809	11,493
Five years later	12,565
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Reserves reestimated as of
One year later	20,521	19,736	19,394	23,228	23,658
Two years later	20,172	19,600	22,233	24,083
Three years later	19,975	22,302	22,778
Four years later	22,489	22,612
Five years later	22,593
Six years later
Seven years later
Eight years later
Nine years later
Ten years later
Cumulative deficiency(a)	1,830	2,629	3,343	3,886	390
Gross liability – end of year	$29,411	$28,854	$28,312	$30,617	$33,628	$34,474
Reinsurance recoverables	8,648	8,871	8,877	10,420	10,360	10,419

Net liability – end of year	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055

Gross reestimated liability-latest	$31,936	$32,560	$33,371	$35,949	$34,793
Reestimated reinsurance recoverables-latest	9,343	9,948	10,593	11,866	11,135

Net reestimated liability-latest	$22,593	$22,612	$22,778	$24,083	$23,658

Gross cumulative deficiency	$2,525	$3,706	$5,059	$5,332	$1,165

(a)	For years prior to 1996, excludes Aetna P&C reserves, which were acquired on April 2, 1996. Accordingly, the reserve development (net reserves for loss and loss adjustment expense recorded at the end of the year, as originally estimated, less net reserves reestimated as of subsequent years) for years prior to 1996 relates only to losses recorded by Travelers P&C and does not include reserve development recorded by Aetna P&C. For 1996 and subsequent years, includes Aetna P&C reserves and subsequent development recorded by Aetna P&C. At December 31, 1996 Aetna P&C gross reserves were $16,775 million and net reserves were $11,752 million.

Included in the cumulative deficiency by year is the impact of unfavorable prior year reserve development, net of reinsurance, related to asbestos claims and litigation, primarily due to $2,945 million of unfavorable development in 2002 and accretion of discount of $24 million in 2003, as follows, in millions:

1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

$1,666	$1,615	$1,572	$3,400	$3,331	$3,265	$3,208	$3,158	$2,969	$24

(b)	Includes reserves of The Northland Company and its subsidiaries and Associates Lloyds Insurance Company which were acquired from Citigroup on October 1, 2001. Also includes reserves of Associates Insurance Company, which was contributed to TPC by Citigroup on October 3, 2001. These net reserves were $623 million at December 31, 2001.

Asbestos and Environmental Claims

Asbestos and environmental claims are segregated from other claims and are handled separately by the Company’s Special Liability Group, a separate unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on asbestos and environmental claims, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

INTERCOMPANY REINSURANCE POOLS

Most of the Company’s insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. As of December 31, 2003, there were three intercompany pools, the Travelers Property Casualty pool, the Gulf pool and the Northland pool. Each of these pools permits the participating companies to rely on the capacity of the entire pool’s capital and surplus rather than just on its own capital and surplus. Under the arrangements of each pool, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. Travelers Casualty and Surety Company of America (Travelers C&S of America), which is dedicated to the Bond business, does not participate in any of the pools. The Personal Lines single state companies and Associates and affiliates (see Ratings below) are also not included in any of the pools.

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

RATINGS

Ratings are an important factor in setting the Company’s competitive position in the insurance marketplace. The Company receives ratings from the following major rating agencies: A.M. Best Co. (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). Rating agencies typically issue two types of ratings: Claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short and long term borrowing needs. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, there could be a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted and higher borrowing costs may be incurred.

In June 2003, A. M. Best lowered the claims-paying rating of the Company’s Gulf Insurance Pool to A from A+. On October 10, 2003, S&P assigned a rating of AA- to Travelers Casualty and Surety Company of Europe, Limited (Travelers Europe) based on Travelers Europe’s surety writings being supported by reinsurance with Travelers Casualty and Surety Company of America which is also rated AA- by S&P. The Company’s other ratings remained unchanged during 2003.

In January 2004, A.M. Best placed the financial strength rating of A of Gulf Insurance Group (Gulf), a majority-owned subsidiary of the Company, under review with developing implications and S&P indicated that its A+ counterparty credit and financial strength ratings on members of the Gulf Insurance Group are remaining on CreditWatch with negative implications, pending the completion of a support arrangement between The Travelers Indemnity Company and Gulf.

Also in January 2004, A.M. Best downgraded the financial strength rating to A from A+ of TNC Insurance Corp. Group (Northland), a wholly-owned subsidiary of the Company, removed the rating from under review and assigned a stable outlook.

In connection with the announcement of the merger, A.M. Best, Moody’s, S&P and Fitch announced the following rating actions with respect to the Company.

•	A.M. Best: Placed the financial strength and debt ratings under review with negative implications and indicated that the ratings could either be lowered or remain the same.

•	Moody’s: Confirmed the financial strength rating and placed the long-term debt rating on review for possible downgrade; confirmed stable outlook for the financial strength rating and indicated that a more traditional three-notch relationship between senior debt and financial strength ratings could prevail.

•	S&P: Placed the financial strength and debt ratings on CreditWatch with negative implications and indicated that the ratings could be affirmed or lowered by one notch.

•	Fitch: Placed the financial strength and debt ratings on Rating Watch negative and indicated that the ratings could be affirmed or downgraded by one notch.

Subsequent to these initial announcements regarding the merger, S&P and Fitch announced the following rating actions with respect to the Company:

•	S&P: Indicated that subject to the completion of the merger, it expects to lower all long-term ratings on the Company by one notch. This would align the counterparty credit and financial strength ratings on both the Company and St. Paul at A+ and align all holding-company senior unsecured obligations at the Company and St. Paul at BBB+. S&P further indicated that the post-merger outlook is expected to be stable.

•	Fitch: In conjunction with its downgrade of the long-term issuer and senior debt ratios of St. Paul and within the context of the consummation of the merger, Fitch views the likelihood of the Company’s debt ratings being affirmed as significantly minimized and the likelihood of the ratings being downgraded as highly probable. In regards to the Company’s financial strength ratings, Fitch intends to continue to evaluate management’s integration plans.

The Company does not expect the rating actions taken or those anticipated to have any significant impact on the operations of the Company, Gulf, or Northland.

The following table summarizes the current claims-paying and financial strength ratings of the Company’s property casualty insurance pools, Travelers C&S of America, Travelers Europe and the Company’s Personal Lines single state companies, by A.M. Best, Fitch, Moody’s and S&P. The table also presents the position of each rating in the applicable agency’s rating scale as of February 20, 2004.

	A.M. Best	Moody’s	S&P	Fitch

Travelers Property Casualty pool(a)	A++ (1st of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S of America	A++ (1st of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
Gulf pool(b)	A (3rd of 16)	A2 (6th of 21)	A+ (5th of 21)	—
Northland pool(c)	A (3rd of 16)	—	—	—
First Floridian Auto and Home Ins. Co.	A (3rd of 16)	—	—	AA (3rd of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	AA (3rd of 24)
Travelers Europe	—	—	AA- (4th of 21)	—

(a)	The Travelers Property Casualty pool consists of The Travelers Indemnity Company, Travelers Casualty and Surety Company, The Phoenix Insurance Company, The Standard Fire Insurance Company, Travelers Casualty Insurance Company of America, (formerly Travelers Casualty and Surety Company of Illinois), Farmington Casualty Company, The Travelers Indemnity Company of Connecticut, The Automobile Insurance Company of Hartford, Connecticut, The Charter Oak Fire Insurance Company, The Travelers Indemnity Company of America, Travelers Commercial Casualty Company, Travelers Casualty Company of Connecticut, Travelers Commercial Insurance Company, Travelers Property Casualty Company of America, (formerly The Travelers Indemnity Company of Illinois), Travelers Property Casualty Insurance Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company (formerly Travelers Property Casualty Insurance Company of Illinois) and Travelers Excess and Surplus Lines Company.

(b)	The Gulf pool consists of Gulf Insurance Company, Gulf Underwriters Insurance Company, Select Insurance Company and Atlantic Insurance Company.

(c)	The Northland pool consists of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, Mendota Insurance Company, Mendakota Insurance Company, American Equity Insurance Company, and American Equity Specialty Insurance Company.

Associates and affiliates consist of Associates Insurance Company, Commercial Guaranty Insurance Company and Associates Lloyds Insurance Company. Commercial Guaranty Insurance Company and Associates Lloyds are no longer writing new business, A.M. Best no longer rates them, and Associates Lloyds has ceded all of its business to Associates Insurance Company. Previously these entities were rated A+ by A.M. Best.

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

At December 31, 2003, the carrying value of the Company’s investment portfolio was $38.653 billion, of which 91% was invested in fixed maturity investments and short-term investments (of which 44% was invested in federal, state or municipal government obligations), 1% in mortgage loans and real estate held for sale, 2% in common stocks and other equity securities and 6% in other investments. The average duration of the fixed maturity portfolio, including short-term investments, was 4.1 years at December 31, 2003. Non-investment grade securities totaled approximately $2.057 billion, representing approximately 6% of the Company’s fixed maturity investment portfolio as of December 31, 2003.

The following table sets forth information regarding the Company’s investments. It reflects the average amount of investments, net investment income earned and the yield thereon. See note 4 of notes to the Company’s consolidated financial statements for information regarding the Company’s investment portfolio.

(for the year ended December 31, in millions)	2003	2002	2001

Average investments(a)	$35,107.9	$32,505.0	$30,434.9
Net investment income	$1,868.8	$1,880.5	$2,034.0
Average pretax yield(b)	5.3%	6.0%	6.9%
Average pretax equivalent yield(b)	6.2%	6.8%	7.7%
Average aftertax yield(b)	4.0%	4.4%	5.0%

(a)	Reduced by securities lending and adjusted for the impact of unrealized investment gains and losses, receivables for investment sales and payables on investment purchases.

(b)	Excluding net realized and unrealized investment gains and losses.

DERIVATIVES

See note 14 of notes to the Company’s consolidated financial statements for a discussion of the policies and transactions related to the Company’s derivative financial instruments.

COMPETITION

The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution, i.e., use of independent agents, exclusive agents and/or salaried employees. According to A.M. Best, there are approximately 960 property casualty organizations in the United States, comprising approximately 2,400 property casualty companies. Of those organizations, the top 150 accounted for approximately 92% of the consolidated industry’s total net written premiums in 2002. Several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups, have been instituted in reaction to the escalating cost of insurance caused in part by increased costs from workers’ compensation cases and jury awards in third-party liability cases.

Commercial Lines. The insurance industry is represented in the commercial lines marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the level of service provided. Growth is driven by a company’s ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders’ surplus and the availability of reinsurance. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Growth in premium and service business is also measured by a company’s ability to retain existing customers and to attract new customers.

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

Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments. Companies compete on price, product offerings, response time in policy issuance and claim and loss prevention services. Additionally, improved efficiency through automation and response time to customer needs are key to success in this market. The construction business has become a focused industry market for several large insurance companies. Construction market business is written through agents and brokers. Insurance companies compete in this market based upon price, product offerings and claim and risk management service. The Company utilizes its specialized underwriters, engineers, and claim handlers, who have extensive experience and knowledge of the construction industry, to work with customers, agents and brokers to compete effectively in this market. The Company also utilizes other dedicated units to tailor insurance programs to unique insurance needs. These units are national property, transportation, boiler and machinery, marine, agribusiness, specialty excess and surplus and affinity.

Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers. Both national and regional property casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, “main street” business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on price, product offerings and response time in policy services. The Company has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, a broad array of products, competitive prices and one of the most efficient automated environments in the industry. In addition, the Company has established a centralized service center to help agents perform many service functions, in return for a fee. The Company’s overall service platform is one of the strongest in the small business commercial market.

Bond competes in the highly competitive surety and executive liability marketplaces. Bond’s reputation for timely and consistent decision-making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of financial services products, enable it to compete effectively. Bond’s ability to cross-sell its products to customers of Commercial Lines and Personal Lines provides further competitive advantages for the Company.

The market in which Gulf competes includes small to mid-size niche companies that target specific lines of insurance and larger, multi-line companies that focus on various segments of the specialty accounts market. Gulf’s business is generally written through retail and wholesale agents and brokers throughout the United States. It derives a competitive advantage through its underwriting practices, claim-handling expertise and well-established relationships with its agents and brokers.

Personal Lines. Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, the Company also faces competition from local or regional companies which often have a competitive advantage because of their knowledge of the local marketplace and their relationship with local agents. The Company believes that the principal competitive factors are price, service, perceived stability of the insurer and name recognition. The Company competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. The Company also competes with insurance companies that use exclusive agents or salaried employees to sell their products. In addition to its traditional independent agency distribution, Personal Lines has broadened its distribution of Personal Lines products by marketing to sponsoring organizations, including employee and affinity groups, and through joint marketing arrangements with other insurers. The Company believes that its continued focus on expense management practices and its underwriting and pricing segmentation abilities enable the Company to price its products competitively in all of its distribution channels.

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

Insurance Holding Company Statutes

As a holding company, the Company is not regulated as an insurance company. However, as the Company owns capital stock in insurance subsidiaries, it is subject to state insurance holding company statutes, as well as certain other laws, of each of the states of domicile of the Company’s insurance subsidiaries. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes as well as other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

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

The Company’s insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers’ compensation and automobile insurance, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market. Participation in these pools in most states is generally in proportion to voluntary writings of related lines of business in that state. In the event that a member of that pool becomes insolvent, the remaining members assume an additional pro rata share of the liabilities of the pool. The underwriting results of these pools traditionally have been unprofitable. Combined earned premiums related to such pools and assigned risks for the Company were $159.9 million, $147.6 million and $143.9 million in 2003, 2002 and 2001, respectively. The related combined underwriting losses for the Company were $111.0 million, $38.5 million and $47.8 million in 2003, 2002 and 2001, respectively.

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

Any transactions that would constitute a change in control of any of the Company’s insurer subsidiaries would generally require prior approval by the insurance departments of the states in which the Company’s insurance subsidiaries are domiciled or commercially domiciled and may require preacquisition notification in those states that have adopted preacquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

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

In conjunction with the proposed merger with St. Paul, filings are pending for approval of the transaction under the holding company laws of the various states and jurisdictions in which the Company’s insurance subsidiaries are domiciled.

Insurance Regulatory Information System

The NAIC Insurance Regulatory Information System (IRIS) was developed to help state regulators identify companies that may require special attention. The IRIS system consists of a statistical phase and an analytical phase whereby financial examiners review annual statements and financial ratios. The statistical phase consists of twelve key financial ratios based on year-end data that are generated from the NAIC database annually; each ratio has an established “usual range” of results. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies.

A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios. As published by the NAIC, approximately 18.5% of the companies included in the IRIS system have reported results outside the usual range on four or more ratios in 2002.

In 2003, most of the Company’s insurance subsidiaries in the Travelers Property Casualty pool had results outside the usual range for the two year reserve development to surplus ratio and the estimated current reserve deficiency to surplus ratio ranging from 22% to 51%, which exceeded the usual range of 20% to 25%, primarily because of the pretax statutory income statement charges for additions to asbestos reserves in 2002. In addition, one of the Company’s principal insurance companies had one other ratio outside the usual range. The Travelers Indemnity Company had a liabilities to liquid assets ratio of 116%, which exceeded the usual result of 105% due primarily to sizable subsidiary investments that are excluded from the calculation of liquid assets and the 2002 increase in asbestos reserves that are included in liabilities. Also in 2003, the insurance companies in the Gulf pool had results for the one-year and two-year reserve development to surplus ratios ranging from 75% to 112% and 88% to 120%, respectively, which exceeded the usual result of 20% for both of these measures because of reserve additions related primarily to the residual value business coupled with increases in core business lines and the reserve for uncollectible reinsurance. The reserve additions also resulted in the Gulf pool companies having two-year overall operating ratios ranging from 128% to 134% which is in excess of the usual value of 100%. In addition, the Gulf pool companies had an estimated current reserve deficiency to surplus ratio ranging from 163% to 268% which exceeded the usual result of 25% also due to these reserve additions. The Gulf pool companies had investment yield ratios ranging from 2.7% to 3.4% which is below the normal value of 4.5% reflecting a shortening of the duration of the fixed maturity portfolio and a decline in interest rates on new investments. Gulf Insurance Company had a liabilities to liquid assets ratio of 115% which exceeded the usual result of 105% due primarily to increases in reinsurance recoverables, a sizeable investment in subsidiaries that are excluded from the calculation of liquid assets and the reserve additions noted above. Gulf Underwriters Insurance Company also had a gross written premiums to surplus ratio of 1065%, which exceeded the usual value of 900% due to increases in premiums written on core specialty lines of business.

In 2002, most of the Company’s insurance subsidiaries in the Travelers Property Casualty pool had results outside the usual range for the one year reserve development to surplus ratio, the two year reserve development to surplus ratio and the estimated current reserve deficiency to surplus ratio ranging from 21% to 44%, which exceeded the usual range of 20% to 25%, primarily because of the pretax statutory income statement charges for additions to asbestos reserves in 2002. In addition, three of the Company’s principal insurance companies had other ratios outside the usual range. The Travelers Indemnity Company and The Standard Fire Insurance Company had investment yield ratios of 3.8% and 4.2%, respectively, which were less than the usual results of 4.5%, reflecting the decline in interest rates on new investments and lower dividends from subsidiary equity investments. The Travelers Indemnity Company and Travelers Casualty and Surety Company had liabilities to liquid assets ratios of 120% and 107%, respectively, which exceeded the usual result of 105% due primarily to sizable subsidiary investments that are excluded from the calculation of liquid assets and an increase in asbestos reserves that are included in liabilities. The Travelers Casualty and Surety Company and the Standard Fire Insurance Company each had a change in surplus ratio of -12%, which exceeded the usual result of -10% due to a net loss resulting primarily from charges for additions to asbestos reserves in 2002. Also in 2002, the insurance companies in the Gulf pool had results for the two year reserve development to surplus ratio ranging from 32% to 44%, which exceeded the usual result of 20% because of reserve additions related to a run-off product line. In addition, the Gulf pool companies had an estimated current reserve deficiency to surplus ratio ranging from 46% to 84%, which exceeded the usual result of 25% and a change in net writings ratio ranging from 223% to 403%, which exceeded the usual result of 33% primarily due to the effect of their removal from the Travelers Property Casualty pool and the reestablishment of the Gulf pool. Gulf Insurance Company and Gulf Underwriters Insurance Company had investment yield ratios of 4.3% and 3.9%, respectively, which were less than the usual result of 4.5% reflecting a shortening of the duration of the portfolio and a decline in interest rates on new investments. Gulf Underwriters Insurance Company also had a gross written premiums to surplus ratio of 1235%, which exceeded the usual result of 900% due to increases in premiums written on core specialty lines and the effect of the companies’ removal from the Travelers Property Casualty pool and the reestablishment of the Gulf pool.

In 2001, two of the Company’s principal subsidiaries had ratios outside the usual ranges. The Travelers Indemnity Company had a liabilities to liquid asset ratio of 110%, which exceeded the usual result of 105%. This resulted from The Travelers Indemnity Company’s acquisition of The Northland Company and the contribution of Associates Insurance Company and affiliates, because these entities are not liquid assets for the purposes of calculating this ratio. Travelers Casualty and Surety Company has an estimated current reserve deficiency to policyholders’ surplus ratio of 26% which exceeded the usual result of 25%. The two factors which contributed to this result were the combining of the Travelers Property Casualty and Gulf Insurance intercompany reinsurance pools in 2001 and the decline in workers’ compensation business volume in previous years.

In all of these instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future. Management does not anticipate regulatory action as a result of the 2003 IRIS ratio results. No regulatory action has been taken by any state insurance department or the NAIC with respect to IRIS ratios of any of the Company’s insurance subsidiaries for the years ended December 31, 2002.

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

The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2003, all of the Company’s property and casualty insurance subsidiaries had total adjusted capital in excess of amounts requiring company or regulatory action at any prescribed RBC action level.

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

Employees

At December 31, 2003, the Company had 21,254 full-time and 814 part-time employees. The Company believes that its employee relations are satisfactory. None of the Company’s employees are subject to collective bargaining agreements.

Source of Funds

For a discussion of the Company’s sources of funds and maturities of the long-term debt of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” and note 8 of notes to the Company’s consolidated financial statements.

Taxation

For a discussion of tax matters affecting the Company and its operations, see note 9 of notes to the Company’s consolidated financial statements.

Financial Information about Industry Segments

For financial information regarding industry segments of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 3 of notes to the Company’s consolidated financial statements.

Recent Transactions

For information regarding recent transactions of the Company, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and note 1 of notes to the Company’s consolidated financial statements.

Company Website and Availability of SEC Filings

The Company’s Internet website is www.travelers.com. Information on the Company’s website is not a part of this Form 10-K. The Company makes available free of charge on its website, or provides a link to all of the Company’s Forms 10-K, 10-Q and 8-K, and any amendments to these, that are filed with the SEC. To access these filings, go to the Company’s website and click on “Investors,” then click on “SEC Filings.” This links directly to the SEC’s website where all of the Company’s SEC filings that are made electronically with the SEC may be viewed.

Glossary of Selected Insurance Terms

Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.

Adjusted unassigned surplus	Unassigned surplus as of the most recent statutory annual report reduced by twenty-five percent of that year’s unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in that report.

Admitted insurer	A company licensed to transact insurance business within a state.

Annuity	A contract that pays a periodic benefit for the life of a person (the annuitant), the lives of two or more persons or for a specified period of time.

Assigned risk pools	Reinsurance pools which cover risks for those unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risk being too great or the profit being too small under the required insurance rate structure. The costs of the risks associated with these pools are charged back to insurance carriers in proportion to their direct writings.

Assumed reinsurance	Insurance risks acquired from a ceding company.

Broker	One who negotiates contracts of insurance or reinsurance on behalf of an insured party, receiving a commission from the insurer or reinsurer for placement and other services rendered.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance	Insurance which is primarily concerned with the losses caused by injuries to third persons, i.e., not the insured, and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers’ liability, workers’ compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.

Catastrophe	A severe loss, resulting from natural and manmade events, including risks such as fire, earthquake, windstorm, explosion, terrorism and other similar events. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance, and therefore their effects are not included in earnings or claims and claim adjustment expense reserves prior to occurrence.

Catastrophe loss	Loss and directly identified loss adjustment expenses from catastrophes.

Catastrophe reinsurance	A form of excess of loss reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a “catastrophe cover.” These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover casualty insurance losses such as from workers’ compensation policies.

Cede; ceding company	When an insurer reinsures its liability with another insurer or a “cession,” it “cedes” business and is referred to as the “ceding company.”

Ceded reinsurance	Insurance risks transferred to another company as reinsurance. See “Reinsurance.”

Claim	Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.

Claim adjustment expenses	See “Loss adjustment expenses.”

Claims and claim adjustment expenses	See “Loss” and “Loss adjustment expenses.”

Claims and claim adjustment expense reserves	See “Loss reserves.”

Combined ratio	The sum of the loss and LAE ratio, the underwriting expense ratio and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Commercial lines	The various kinds of property and casualty insurance that are written for businesses.

Commercial multi-peril policies	Refers to policies which cover both property and third-party liability exposures.

Commutation agreement	An agreement between a reinsurer and a ceding company whereby the reinsurer pays an agreed upon amount in exchange for a complete discharge of all obligations, including future obligations, between the parties for reinsurance losses incurred.

Deductible	The amount of loss that an insured retains.

Deferred acquisition costs	Primarily commissions and premium taxes that vary with and are primarily related to the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with GAAP.

Direct written premiums	The amounts charged by an insurer to insureds in exchange for coverages provided in accordance with the terms of an insurance contract. It excludes the impact of all reinsurance premiums, either assumed or ceded.

Earned premiums or premiums earned	That portion of property casualty premiums written that applies to the expired portion of the policy term. Earned premiums are recognized as revenues under both Statutory Accounting Practices (SAP) and GAAP.

Excess liability	Additional casualty coverage above a layer of insurance exposures.

Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or “retention.”

Expense ratio	See “Underwriting expense ratio.”

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.

Fidelity and surety programs	Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of an insured.

Guaranteed cost products	An insurance policy where the premiums charged will not be adjusted for actual loss experience during the covered period.

Guaranty fund	State-regulated mechanism which is financed by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the insolvent insurer’s obligations to policyholders.

Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer.

Inland marine	A broad type of insurance generally covering articles that may be transported from one place to another, as well as bridges, tunnels and other instrumentalities of transportation. It includes goods in transit, generally other than transoceanic, and may include policies for movable objects such as personal effects, personal property, jewelry, furs, fine art and others.

IRIS ratios	Financial ratios calculated by the NAIC to assist state insurance departments in monitoring the financial condition of insurance companies.

Large deductible policy	An insurance policy where the customer assumes at least $25,000 or more of each loss. Typically, the insurer is responsible for paying the entire loss under those policies and then seeks reimbursement from the insured for the deductible amount.

Loss	An occurrence that is the basis for submission and/or payment of a claim. Losses may be covered, limited or excluded from coverage, depending on the terms of the policy.

Loss adjustment expenses (LAE)	The expenses of settling claims, including legal and other fees and the portion of general expenses allocated to claim settlement costs.

Loss and LAE ratio	For SAP it is the ratio of incurred losses and loss adjustment expenses to net earned premiums. For GAAP it is the ratio of incurred losses and loss adjustment expenses reduced by an allocation of fee income to net earned premiums.

Loss reserves	Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, “loss reserves” is meant to include reserves for both losses and LAE.

Loss reserve development	The increase or decrease in incurred claims and claim adjustment expenses as a result of the re-estimation of claims and claim adjustment expense reserves at successive valuation dates for a given group of claims. Loss reserve development may be related to prior year or current year development.

Losses incurred	The total losses sustained by an insurance company under a policy or policies, whether paid or unpaid. Incurred losses include a provision for IBNR.

National Association of Insurance Commissioners (NAIC)	An organization of the insurance commissioners or directors of all 50 states and the District of Columbia organized to promote consistency of regulatory practice and statutory accounting standards throughout the United States.

Net written premiums	Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.

Operating income (loss)	Net income (loss) excluding the after-tax impact net realized investment gains (losses) and cumulative effect of changes in accounting principles. For 2002 and prior, operating income also excludes non-recurring restructuring changes related to periods prior to the spin-off from Citigroup.

Personal lines	Types of property and casualty insurance written for individuals or families, rather than for businesses.

Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.

Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.

Producer	Contractual entity which directs insureds to the insurer for coverage. This term includes agents and brokers.

Property insurance	Insurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.

Rates	Amounts charged per unit of insurance.

Reinsurance	The practice whereby one insurer, called the reinsurer, in consideration of a premium paid to that insurer, agrees to indemnify another insurer, called the ceding company, for part or all of the liability of the ceding company under one or more policies or contracts of insurance which it has issued.

Reinsurance agreement	A contract specifying the terms of a reinsurance transaction.

Residual market (involuntary business)	Insurance market which provides coverage for risks unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risk being too great or the profit potential too small under the required insurance rate structure. Residual markets are frequently created by state legislation either because of lack of available coverage such as property coverage in a windstorm prone area or protection of the accident victim as in the case of workers’ compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers’ voluntary market shares for the type of coverage involved.

Retention	The amount of exposure a policyholder company retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company.

Retention ratio	Current period renewal accounts or policies as a percentage of total accounts or policies available for renewal.

Retrospective premiums	Premiums related to retrospectively rated policies.

Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.

Return on equity	The ratio of net income to average equity.

Risk-based capital (RBC)	A measure adopted by the NAIC and enacted by states for determining the minimum statutory capital and surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

Risk retention group	An alternative form of insurance in which members of a similar profession or business band together to self insure their risks.

Run-off business	An operation which has been determined to be nonstrategic; includes non-renewals of inforce policies and a cessation of writing new business, where allowed by law.

Salvage	The amount of money an insurer recovers through the sale of property transferred to the insurer as a result of a loss payment.

Second-injury fund	The employer of an injured, impaired worker is responsible only for the workers’ compensation benefit for the most recent injury; the second-injury fund would cover the cost of any additional benefits for aggravation of a prior condition. The cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on either premiums or losses.

Self-insured retentions	That portion of the risk retained by a person for its own account.

Servicing carrier	An insurance company that provides, for a fee, various services including policy issuance, claims adjusting and customer service for insureds in a reinsurance pool.

Statutory accounting practices (SAP)	The practices and procedures prescribed or permitted by domiciliary state insurance regulatory authorities in the United States for recording transactions and preparing financial statements. Statutory accounting practices generally reflect a modified going concern basis of accounting.

Statutory surplus	As determined under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory surplus is also referred to as “surplus” or “surplus as regards policyholders” for statutory accounting purposes.

Structured settlements	Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy, usually funded through the purchase of an annuity.

Subrogation	A principle of law incorporated in insurance policies, which enables an insurance company, after paying a claim under a policy, to recover the amount of the loss from another who is legally liable for it.

Third-party liability	A liability owed to a claimant (third-party) who is not one of the two parties to the insurance contract. Insured liability claims are referred to as third-party claims.

Treaty reinsurance	The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a “treaty”) between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all that type or category of risks originally written by the primary insurer or reinsured.

Umbrella coverage	A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered by the usual liability policies.

Unassigned surplus	The undistributed and unappropriated amount of statutory surplus.

Underwriter	An employee of an insurance company who examines, accepts or rejects risks and classifies accepted risks in order to charge an appropriate premium for each accepted risk. The underwriter is expected to select business that will produce an average risk of loss no greater than that anticipated for the class of business.

Underwriting	The insurer’s or reinsurer’s process of reviewing applications for insurance coverage, and the decision whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of that coverage.

Underwriting expense ratio	For SAP it is the ratio of underwriting expenses incurred to net written premiums. For GAAP it is the ratio of underwriting expenses incurred reduced by an allocation of fee income to net earned premiums.

Underwriting results	The pre-tax profit or loss (also known as underwriting gain or loss) experienced by a property casualty insurance company after deducting claims and claim adjustment expenses and insurance-related expenses from net earned premiums and fee income. This profit or loss calculation includes reinsurance assumed and ceded but excludes investment income.

Unearned premium	The portion of premiums written that is allocable to the unexpired portion of the policy term.

Voluntary market	The market in which a person seeking insurance obtains coverage without the assistance of residual market mechanisms.

Wholesale broker	An independent or exclusive agent that represents both admitted and nonadmitted insurers in market areas, which include standard, non-standard, specialty and excess and surplus lines of insurance. The wholesaler does not deal directly with the insurance consumer. The wholesaler deals with the retail agent or broker.

Workers’ compensation	A system (established under state and federal laws) under which employers provide insurance for benefit payments to their employees for work-related injuries, deaths and diseases, regardless of fault.

Item 2. PROPERTIES

The Company currently owns six buildings in Hartford, Connecticut, which comprises its headquarters. The Company currently occupies approximately 1,471,174 square feet of office space in such buildings. The Company also owns other real property, which includes office buildings in Fall River, Massachusetts and in Irving, Texas and a data center located in Norcross, Georgia. In addition, the Company leases 134 field and claim offices totaling approximately 3,393,749 square feet throughout the United States under leases or subleases with third parties.

On September 1, 2001, the Company vacated the 50 Prospect Street complex in Hartford, Connecticut in order to undertake a complete renovation. The Prospect Street project, which involved 460,000 square feet, was completed by the end of 2003, approximately six months ahead of schedule. The Company had entered into the various lease arrangements in Hartford, Connecticut to temporarily house the displaced operations and which will also be used to provide additional space for merger related activities.

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

Asbestos and Environmental — Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances which are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change.

The Company is involved in a bankruptcy and other proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims were covered by insurance policies issued by the Company. There were a number of developments in the proceedings since the beginning of 2003, including two decisions which were favorable to the Company. These developments and the status of the various proceedings are described below.

One of the proceedings was an arbitration commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in the Company’s favor that asbestos bodily injury claims paid by ACandS on or after that decision date are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted. In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.). The Company has filed its opposition to ACandS’ motion to vacate.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). On January 26, 2004 the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization. The bankruptcy court found, consistent with the Company’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code. ACandS has filed a notice of appeal of the bankruptcy court’s decision and has filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court. The Company has moved to dismiss the appeal and objections and has also filed an opposition to ACandS’ objections.

In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by the Company. The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.8 billion. ACandS asserts that based on a prior agreement between the Company and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling, the Company is liable for 45% of the $2.8 billion. In August 2003, ACandS filed a new lawsuit against the Company seeking to enforce this position (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.). The Company has not yet responded to the complaint but intends to vigorously contest ACandS’ assertions and believes that it has meritorious defenses.

In addition to the proceedings described above the Company and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.) commenced in September 2000. This litigation primarily involves the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by the Company. The Company has filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision.

All three of the ongoing proceedings were stayed pending the bankruptcy court’s ruling on ACandS’ plan of reorganization. In light of the issuance of that ruling, the Company is now evaluating its next steps in the proceedings. The Company believes that the findings of the Bankruptcy Court support various of the Company’s assertions in the proceedings.

The Company believes that it has meritorious defenses in all these proceedings, which it is vigorously asserting, including, among others, that the purported settlements are not final, are unreasonable in amount and are not binding on the Company; that any bankruptcy plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or to deprive the Company of its right to litigate the claims against ACandS; that the arbitration award is valid and binding on the parties and applies to claims purportedly settled by ACandS during the pendency of the arbitration proceeding; and that the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations, if any, with respect to the purportedly settled claims.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers, and Meninger v. Travelers), were filed against the Company and other insurers in state court in West Virginia. The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (filed in 2002, and served in May 2003) (these suits are collectively referred to as the “Statutory and Hawaii Actions”). Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against the Company in Louisiana, Ohio and Texas state courts (these suits, together with the West Virginia suit, are collectively referred to as the “common law claims”).

All of the actions described in the preceding paragraph, other than the Hawaii Actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of the Company’s former policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on the Company’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order. During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court. The parties have met with the mediator several times, and on November 19, 2003, the parties advised the bankruptcy court that a settlement in principle of the Statutory and Hawaii Actions had been reached. This settlement in principle is subject to a number of significant contingencies, including the execution of a definitive settlement agreement. In addition, the bankruptcy court must issue an order approving the settlement agreement and clarifying certain prior orders of the bankruptcy court concerning the scope and breadth of the injunction previously entered by that court in the Johns Manville proceeding. All of these orders must become final and all appeals seeking to reverse these orders must have been denied in order for the settlement to take effect. The bankruptcy court will also hold hearings with respect to the Company’s motion for a permanent injunction with respect to all of the pending common law claims. If the Company is successful in finalizing its settlement of the Statutory and Hawaii Actions and obtains the permanent injunction it is seeking with respect to the common law claims, then the Statutory and Hawaii Actions will have been resolved and the pending common law claims will have been enjoined. It is not possible to predict how the court will rule on the motion for a permanent injunction with respect to the common law claims or the motion to approve the settlement of the Statutory and Hawaii Actions, even assuming that the settlement in principle of these actions is finalized and reduced to an executed, definitive settlement agreement. If all of the conditions of the Statutory and Hawaii settlement in principle are not satisfied, or to the extent that the bankruptcy court does not enter the permanent injunction sought by the Company with respect to the common law claims, then the temporary restraining order currently in effect will be lifted and the Company will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

The Company has numerous defenses in all of the direct action cases. Many of these defenses have been raised in initial motions to dismiss filed by the Company and other insurers. There have been favorable rulings during 2003 in Texas on some of these motions filed by other insurers during the pendency of the Johns Manville stay that dealt with statute of limitations and the validity of the alleged causes of actions. The Company’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired.

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

Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the current reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations and financial condition in future periods.

Other Proceedings

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

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute, which has been consolidated with Gulf’s action. Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counter claims for rescission of vehicle residual value reinsurance contracts issued to Gulf. On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. After the settlement, the Gulf action now seeks from the remaining three defendants a total of $90.9 million currently due under the reinsurance contracts, a declaration that $11.6 million will be payable under a second installment due in 2004, and consequential and punitive damages. Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts, and intends to vigorously pursue the action.

TPC and its board of directors have been named as defendants in three purported class action lawsuits brought by four of TPC’s shareholders seeking injunctive relief as well as unspecified monetary damages. The actions are captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Hartford, CT December 15, 2003). The Henzel and Vozzolo actions were consolidated and transferred to the complex litigation docket in Waterbury, Connecticut; the Farina action is pending in Hartford, Connecticut.

All the complaints allege that TPC and its board of directors breached their fiduciary duties to TPC’s shareholders in connection with the adoption of the merger and the merger agreement with St. Paul. According to the plaintiffs, the merger enriches TPC management to the detriment of TPC’s shareholders. The plaintiffs further claim that the defendants failed to adequately investigate alternatives to the merger. The Farina complaint also names St. Paul and Adams Acquisition Corp, a wholly-owned subsidiary of St. Paul, as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty. TPC believes the suits are wholly without merit and intends to vigorously defend against the suits.

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

The high and low closing prices on the NYSE of class A and class B common stock for each quarter in 2003 and 2002 in which each class of common stock was trading were as follows:

	2003

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Class A common stock price:
High	$16.56	$17.21	$16.75	$16.80
Low	$13.26	$14.19	$15.25	$14.90
Cash dividends per share of class A common stock	$0.06	$0.06	$0.08	$0.08
Class B common stock price:
High	$16.50	$17.13	$16.73	$16.97
Low	$13.40	$14.33	$15.33	$14.82
Cash dividends per share of class B common stock	$0.06	$0.06	$0.08	$0.08

	2002(3)

	1st Quarter(1)	2nd Quarter	3rd Quarter(2)	4th Quarter

Class A common stock price:
High	$20.00	$20.97	$17.25	$15.95
Low	$19.56	$16.04	$12.38	$12.78
Class B common stock price:
High	N/A	N/A	$17.59	$16.00
Low	N/A	N/A	$12.50	$13.09

(1)	Since March 22, 2002 for class A common stock.

(2)	Since August 21, 2002 for class B common stock.

(3)	During the first quarter of 2002, the Company paid dividends of $5.253 billion to Citigroup, its then sole shareholder, primarily in the form of notes payable. The Company began to pay regular quarterly dividends during the first quarter of 2003.

In 2003, cash dividends paid on the class A and class B common stock were $0.28 per share. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, including dividend restrictions in certain long-term loan or credit agreements of the Company and its subsidiaries, as well as restrictions on the ability of certain of the Company’s subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” In addition, if the merger with St. Paul is consummated, dividend decisions will be those of the Board of Directors of the combined St. Paul Travelers Companies Inc. (St. Paul Travelers). Dividends would be paid by St. Paul Travelers only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to St. Paul Travelers. Subject to the foregoing, it is anticipated that St. Paul Travelers will pay a regular quarterly dividend of $0.22 per share, after adjustments for the conversion of Company shares pursuant to the .4334 exchange ratio in the merger.

As of February 20, 2004, the Company had approximately 105 thousand and 119 thousand holders of record of its class A common stock and class B common stock, respectively. These figures do not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities brokers and others for the benefit of individual owners who may vote or dispose of the shares.

Item 6. SELECTED FINANCIAL DATA

(at and for the year ended December 31,(1)
in millions, except per share amounts)	2003	2002	2001	2000	1999

Total revenues	$15,139.2	$14,269.7	$12,230.5	$11,071.0	$10,573.0

Income before cumulative effect of changes in accounting principles	$1,696.0	$215.6	$1,062.2	$1,312.2	$1,136.4
Cumulative effect of changes in accounting principles, net of tax(2)	—	(242.6)	3.2	—	(112.1)

Net income (loss)	$1,696.0	$(27.0)	$1,065.4	$1,312.2	$1,024.3

Total investments	$38,652.9	$38,425.2	$32,618.6	$30,754.3	$29,842.6
Total assets	64,872.0	64,137.5	57,777.8	53,850.4	50,795.1
Claims and claim adjustment expense reserves	34,572.6	33,736.0	30,736.6	28,442.4	29,002.9
Total debt	2,674.5	2,543.7	2,077.5	3,005.3	2,147.8
Total liabilities(3)	52,885.3	53,100.2	46,191.5	43,736.4	43,455.5
TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	—	900.0	900.0	900.0	900.0
Shareholders’ equity	11,986.7	10,137.3	10,686.3	9,214.0	6,439.6
Basic earnings per share:
Income before cumulative effect of changes in accounting principles	$1.69	$0.23	$1.38	$1.71	$1.48
Cumulative effect of changes in accounting principles, net of tax	—	(0.26)	0.01	—	(0.15)

Reported net income (loss)	1.69	(0.03)	1.39	1.71	1.33
Goodwill amortization	—	—	0.09	0.08	0.06

Adjusted earnings (loss) per share	$1.69	$(0.03)	$1.48	$1.79	$1.39

Diluted earnings per share:
Income before cumulative effect of changes in accounting principles	$1.68	$0.23	$1.38	$1.71	$1.48
Cumulative effect of changes in accounting principles, net of tax	—	(0.26)	0.01	—	(0.15)

Reported net income (loss)	1.68	(0.03)	1.39	1.71	1.33
Goodwill amortization	—	—	0.09	0.08	0.06

Adjusted earnings (loss) per share	$1.68	$(0.03)	$1.48	$1.79	$1.39

Year-end common shares outstanding(4)	1,005.5	1,003.9	769.0	769.0	769.0
Per common share data:
Cash dividends(5)	$0.28	$5.23	$0.53	$—	$—
Book value	$11.92	$10.10	$13.90	$11.98	$8.37

(1)	On October 1, 2001, the Company purchased The Northland Company and its subsidiaries (Northland) from Citigroup. On October 3, 2001, Citigroup contributed the capital stock of Associates Insurance Company (Associates) to the Company. During April 2000, TPC completed a cash tender offer and acquired all of Travelers Insurance Group Holdings Inc.’s (TIGHI) outstanding shares of common stock that were not already owned by TPC for approximately $2.413 billion financed by a loan from Citigroup. On May 31, 2000, the Company acquired the surety business of Reliance Group Holdings, Inc. (Reliance Surety). Includes amounts related to Northland, Associates, the remainder of TIGHI and Reliance Surety from their dates of acquisition.

(2)	Cumulative effect of changes in accounting principles, net of tax (1) for the year ended December 31, 2002 consists of a loss of $242.6 million as a result of a change in accounting for goodwill and other intangible assets; (2) for the year ended December 31, 2001 includes a gain of $4.5 million as a result of a change in accounting for derivative instruments and hedging activities and a loss of $1.3 million as a result of a change in accounting for securitized financial assets; and (3) for the year ended December 31, 1999 includes a loss of $135.0 million as a result of a change in accounting for insurance- related assessments and a gain of $22.9 million as a result of a change in accounting for insurance and reinsurance contracts that do not transfer insurance risk.

(3)	Total liabilities include minority interest liabilities of $104.6 million, $87.0 million and $1.368 billion at December 31, 2003, 2002 and 1999, respectively.

(4)	In March 2002, the Company issued common stock through its Initial Public Offering (IPO). See note 1 to the Consolidated Financial Statements.

(5)	Dividends per common share reflect the recapitalization effected as part of the Company’s corporate reorganization. See note 1 to the Consolidated Financial Statements. During 2002, the Company paid dividends of $5.095 billion in the form of a note payable and $158.0 million in cash to Citigroup, its then sole shareholder. During 2001, the Company paid dividends of $526.0 million to Citigroup, its then sole shareholder.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Travelers Property Casualty Corp. (TPC) and subsidiaries (collectively, the Company) financial condition and results of operations should be read in conjunction with the consolidated financial statements of the Company and related notes included elsewhere in this Form 10-K. These financial statements retroactively reflect TPC’s 2002 corporate reorganization for all periods presented.

EXECUTIVE SUMMARY

2003 Consolidated Results of Operations

•	Net income of $1.696 billion or $1.69 per share basic and $1.68 per share diluted

•	Continuing favorable, but moderating, rate environment in excess of loss trends

•	Higher catastrophe losses; however, improvement in non-catastrophe-related claim frequency

•	No asbestos charges in 2003 compared to 2002 charges of $1.394 billion, net of reinsurance, taxes and the benefit from the Citigroup indemnification agreement

•	Higher non-asbestos prior year reserve charges primarily related to business lines placed in runoff

2003 Financial Condition

•	Total assets of $64.9 billion, up $0.7 billion from the prior year

•	Total investments of $38.7 billion; fixed maturities and short-term securities comprise 91% of total investments which is consistent with the prior year

•	Net unrealized gains on fixed maturities and equities securities of $1.6 billion, up $0.5 billion from the prior year

•	Shareholders’ equity of $12.0 billion, up $1.8 billion from the prior year

•	Total debt reduced to $2.7 billion from $3.4 billion (including mandatorily redeemable securities)

•	Cash flow provided from operations of $3.8 billion, up from $2.9 billion in the prior year

Other 2003 Highlights

•	Proposed Merger with St. Paul

•	The Company entered into an agreement and plan of merger with The St. Paul Companies, Inc. (St. Paul). Each share of the TPC class A and class B common stock will be exchanged for 0.4334 of a share (the exchange ratio) of St. Paul common stock. The transaction is expected to close in the second quarter of 2004. A special meeting of the Company’s shareholders will be held on March 19, 2004 to consider and to vote upon this proposed transaction.

•	Renewal Rights Transactions

•	Royal & SunAlliance - purchased renewal rights to its commercial lines national accounts, middle market and marine businesses, and standard and preferred personal lines businesses

•	Atlantic Mutual – purchased renewal rights to the majority of commercial lines inland marine and ocean cargo businesses written by its Marine Division

•	Debt Refinancing

•	Issued $1.4 billion of senior notes comprising $400.0 million of 3.75% senior notes, $500.0 million of 5.00% senior notes and $500.0 million of 6.375% senior notes

•	The net proceeds from the sale of these notes were used to prepay and refinance $500.0 million of 3.60% indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities.

Proposed Merger

On November 16, 2003, the Company entered into an agreement and plan of merger (the merger) with The St. Paul Companies, Inc. The transaction will be treated as a purchase business combination by the Company of St. Paul under accounting principles generally accepted in the United States of America. In this merger, the acquired entity (St. Paul) will issue the equity interests and this business combination meets the criteria of a reverse acquisition. Each share of TPC class A and class B common stock will be exchanged for 0.4334 of a share of St. Paul common stock. The transaction is subject to customary closing conditions, including the approval by the shareholders of both companies as well as certain regulatory approvals. A special shareholder meeting to consider and to vote upon the merger has been scheduled for March 19, 2004. The transaction is expected to close in the second quarter of 2004.

TPC 2003 Debt Offering

On March 11, 2003, TPC issued $1.4 billion of senior notes comprising $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to TPC’s primary subsidiary, Travelers Insurance Group Holdings Inc. (TIGHI), so that TIGHI could prepay and refinance $500.0 million of 3.60% indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

TPC 2002 Corporate Reorganization, Initial Public Offering and Concurrent Convertible Junior Subordinated Notes Offering

In connection with the 2002 offerings described below, TPC effected a corporate reorganization under which:

•	TPC transferred substantially all of its assets to affiliates of Citigroup Inc. (together with its consolidated subsidiaries, Citigroup), other than the capital stock of TIGHI;

•	Citigroup assumed all of TPC’s third-party liabilities, other than liabilities relating to TIGHI and TIGHI’s active employees;

•	TPC effected a recapitalization whereby the previously outstanding shares of its common stock (1,500 shares), all of which were owned by Citigroup, were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock;

•	TPC amended and restated its certificate of incorporation and bylaws.

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

Citigroup Distribution of Ownership Interest in TPC

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2003 and 2002, Citigroup held for their own account 9.87% and 9.95%, respectively, of TPC’s common equity and 9.87% and 9.98%, respectively, of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution was tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

On August 20, 2002, in connection with the Citigroup Distribution, stock-based awards held by Company employees on that date under Citigroup’s various incentive plans were cancelled and replaced by awards under the Company’s own incentive programs (see note 10 of notes to the Company’s consolidated financial statements for a further discussion), which awards were granted on substantially the same terms, including vesting, as the former Citigroup awards.

Other TPC Corporate Reorganization, Offerings and Citigroup Distribution Transactions

The following transactions were completed in conjunction with the 2002 corporate reorganization, offerings and Citigroup Distribution:

In February 2002, the Company paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. The Company repaid this note on December 31, 2002. Also in February 2002, the Company paid an additional dividend of $3.700 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. The remaining portion of this note was prepaid on May 8, 2002. In March 2002, the Company paid a dividend of $395.0 million to Citigroup in the form of a note. This note was prepaid following the offerings.

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

During March 2002, the Company entered into an agreement with Citigroup (the Citigroup indemnification agreement) which provided that in any year in which the Company recorded additional asbestos-related income statement charges in excess of $150.0 million, net of any reinsurance, Citigroup would pay to the Company the amount of any such excess up to a cumulative aggregate of $800.0 million, reduced by the tax effect of the highest applicable federal income tax rate. During 2002, the Company recorded $2.945 billion of asbestos incurred losses, net of reinsurance, and accordingly fully utilized in 2002 the total benefit available under the agreement. For the year ended December 31, 2002, revenues include $520.0 million from Citigroup under this agreement. Included in federal income taxes in the consolidated statement of income is a tax benefit of $280.0 million related to the asbestos charge covered by the agreement. For additional information see “ – Asbestos Claims and Litigation.”

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

Prior to the 2002 Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames in an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactive to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $59.7 million for 2003 and $47.2 million for the period from April 1, 2002 through December 31, 2002. This agreement terminates on March 31, 2004. The Company intends to arrange an orderly transition of the investment management and the associated accounting and administrative services to St. Paul Travelers following the merger with St. Paul. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, were not significant to the Company’s results of operations or financial condition.

Other Transactions

During the third quarter of 2003, the Company purchased from Royal & SunAlliance USA (RSA), an unaffiliated insurer, the renewal rights to RSA’s commercial lines national accounts, middle market and marine businesses, and standard and preferred personal lines businesses. Also during the third quarter of 2003, the Company purchased from Atlantic Mutual, an unaffiliated insurer, the renewal rights to the majority of Atlantic Mutual’s commercial lines inland marine and ocean cargo businesses written by Atlantic Mutual’s Marine Division. The minimum purchase price for both transactions, which has been paid, was $48.0 million. The final purchase price, which is currently estimated to be $84.5 million, is dependent on the level of business renewed by the Company.

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed its previously announced transaction with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included 9.7 million shares of mandatorily convertible preferred stock for a purchase price of $8.83 per share, $49.7 million of convertible notes and .4 million common shares for a purchase price of $8.83 per share, representing a 24% ownership interest of CIRI, on a fully diluted basis. The dividend rate on the preferred stock is 6.0%. The interest rate on the notes is 6.0% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively Trident) invested $125.0 million, and a group of approximately 75 senior employees of Gulf invested $14.2 million. Fifty percent of the Gulf senior employees’ investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors. Gulf’s results, net of minority interest, are included in the Commercial Lines segment.

On October 1, 2001, the Company paid $329.5 million to Citigroup for The Northland Company and its subsidiaries (Northland) and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company (Associates), with a net book value of $356.5 million, was contributed to the Company by Citigroup. These companies are principally engaged in Commercial Lines specialty and transportation businesses and Personal Lines nonstandard automobile business.

CONSOLIDATED OVERVIEW

The Company provides a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States.

Consolidated Results of Operations

(for the year ended December 31, in millions, except per share data)	2003	2002	2001

Income before minority interest and cumulative effect of changes in in accounting principles	$1,696.0	$215.6	$1,062.2
Cumulative effect of changes in accounting principles, net of tax	—	(242.6)	3.2

Net income (loss)	$1,696.0	$(27.0)	$1,065.4

Basic earnings per share:
Income before minority interest and cumulative effect of changes in accounting principles	$1.69	$0.23	$1.38
Cumulative effect of changes in accounting principles, net of tax	—	(0.26)	0.01

Net income (loss)	$1.69	$(0.03)	$1.39

Diluted earnings per share:
Income before minority interest and cumulative effect of changes in accounting principles	$1.68	$0.23	$1.38
Cumulative effect of changes in accounting principles, net of tax	—	(0.26)	0.01

Net income (loss)	$1.68	$(0.03)	$1.39

Weighted average number of common shares outstanding (basic)	1,002.0	949.5	769.0
Weighted average number of common shares outstanding and common stock equivalents (diluted)	1,007.3	951.2	769.0

The Company’s discussions related to all items, other than net income (loss), are presented on a pretax basis, unless otherwise noted.

Net income of $1.696 billion or $1.69 per share basic and $1.68 per share diluted in 2003 compared to a net loss of $(27.0) million or $(0.03) per share, basic and diluted in 2002. Net income for 2003 reflected the continuing favorable, but moderating, rate environment in excess of loss cost trends and lower unfavorable prior year reserve development, partially offset by higher weather-related catastrophe losses in 2003. Catastrophe losses of $229.0 million, net of reinsurance and after tax, in 2003 compared to $54.7 million in 2002. Net unfavorable prior year reserve development in 2003 of $309.4 million, which included $338.7 of charges related to reserve strengthening at Gulf, compared to $1.487 billion of unfavorable prior year reserve development in 2002, which included $1.394 billion of charges related to asbestos reserve strengthening. In December 2002, the Company strengthened its asbestos reserves to $3.404 billion, after reinsurance recoverables, and fully utilized the $800.0 million pretax benefit under the Citigroup indemnification agreement. For additional information see “-Asbestos Claims and Litigation.” After tax net investment income increased $12.7 million from 2002 due to higher average invested assets resulting from strong cash flows from operations in 2003, partially offset by the lower interest rate environment and the shortening of the fixed maturity portfolio duration. Net income included $20.7 million of net realized investment gains compared to $99.0 million of net realized investment gains in 2002. Net loss for 2002 included a charge for the cumulative effect of a change in accounting principle of $242.6 million due to the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).

Net loss of $(27.0) million in 2002 or $(0.03) per share, basic and diluted, compared to net income of $1.065 billion or $1.39 per share, basic and diluted, in 2001. Results in 2002 benefited from the favorable rate environment that was significantly in excess of loss cost trends and lower weather-related catastrophe losses of $54.7 million compared to $67.1 million in 2001. The comparison to 2001 also benefited from the inclusion in 2001 of losses of $489.5 million related to the terrorist attack on September 11th. Results in 2002 reflected unfavorable prior year reserve development of $1.487 billion, which included the asbestos charge discussed above, compared to $38.7 million of favorable prior year reserve development in 2001. After tax net investment income decreased $89.4 million or 6% in 2002 due to reduced returns in the Company’s public equity investments and the lower interest rate environment. Net income in 2002 was favorably impacted by the elimination of goodwill amortization and lower interest expense. Net realized investment gains were $99.0 million and $209.9 million in 2002 and 2001, respectively, and the net loss for 2002 included a charge of $242.6 million due to the adoption of FAS 142.

Consolidated revenues were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Earned premiums	$12,545.4	$11,155.3	$9,410.9
Net investment income	1,868.8	1,880.5	2,034.0
Fee income	560.0	454.9	347.4
Net realized investment gains	38.0	146.7	322.5
Recoveries from former affiliate	—	520.0	—
Other revenues	127.0	112.3	115.7

Consolidated revenues	$15,139.2	$14,269.7	$12,230.5

Revenues increased $869.5 million or 6% in 2003 and $2.039 billion or 17% in 2002.

Earned premiums increased $1.390 billion or 12% in 2003 due to rate increases on renewal business, growth in targeted new business and strong customer retention in both Commercial and Personal Lines. Commercial Lines earned premiums increased $921.6 million or 14% in 2003, despite a planned reduction of business volume at Northland and Associates. Personal Lines earned premiums increased $468.5 million or 11% in 2003. In 2002, earned premiums increased $1.744 billion or 19% over 2001 due to rate increases on renewal business in both Commercial and Personal Lines and the full-year inclusion of Northland and Associates in 2002.

Net investment income decreased $11.7 million or less than 1% in 2003, despite higher average invested assets resulting from strong cash flows from operations. The decline resulted from a reduction in investment yields to 5.3% in 2003 from 6.0% in 2002. The decrease in yields reflected the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio, a higher proportion of tax exempt investments and reduced returns in the Company’s private equity investments, partially offset by higher returns in arbitrage fund investments. Pretax net investment income decreased $153.5 million or 8% in 2002. The decline resulted from a reduction in investment yields to 6.0% in 2002 from 6.9% in 2001. The decrease in yields reflected reduced returns in the Company’s public equity investments and the lower interest rate environment. The impact of lower yields was partially offset by the rise in average invested assets due to the Northland and Associates acquisitions and increased cash flow from operations. Net investment income related to Northland and Associates was $91.5 million in 2002, an increase of $68.4 million over 2001 which only included the fourth quarter.

Fee income increased $105.1 million or 23% in 2003 and $107.5 million or 31% in 2002. Fees rose as both new business and pricing levels in the Company’s National Accounts business increased and more workers’ compensation business was written by state residual market pools that are serviced by National Accounts.

Net realized investment gains were $38.0 million in 2003 compared to $146.7 million in 2002. Net realized investment gains included $90.2 million of impairment charges in 2003 compared to $284.1 million in 2002. These impairment charges were mostly related to corporate bonds in the healthcare, communications, aviation and energy sectors. Net realized investment gains in 2003 also included losses of $26.6 million related to U.S. Treasury futures contracts which are settled daily. Net realized investment gains of $322.5 million in 2001 included impairment charges of $146.2 million mostly related to the telecommunications and energy sectors.

Recoveries of $520.0 million in 2002, under the Citigroup indemnification agreement, have been included in revenues as Recoveries from former affiliate.

Other revenues principally include premium installment charges.

Consolidated net written premiums were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Commercial Lines	$8,119.4	$7,369.5	$5,737.6
Personal Lines	5,081.4	4,575.0	4,107.9

Total net written premiums	$13,200.8	$11,944.5	$9,845.5

Net written premiums increased $1.256 billion or 11% in 2003. The 2003 increase was primarily due to higher but moderating rate increases, new business growth in favorable markets and strong retention across all major lines of business, partially offset by the withdrawal in 2002 of business at American Equity Insurance Company, a subsidiary of Northland (American Equity) and Associates and a one-time additional $115.0 million of net written premiums in 2002 due to the termination of certain reinsurance contracts by Northland. Net written premiums for Northland and Associates were $546.8 million in 2003 and $824.8 million in 2002, a decrease of 34% from 2002. Commercial Lines net written premiums, excluding business written in Northland and Associates, increased $1.028 billion or 16% in 2003. Personal Lines net written premiums increased $506.4 million or 11% in 2003.

Net written premiums increased $2.099 billion or 21% in 2002. The increase in net written premiums in 2002 was due to rate increases and strong retention in both Commercial and Personal Lines and the full year inclusion of Northland and Associates in 2002. Net written premiums for Northland and Associates were $935.8 million in 2002, an increase of $743.1 million over 2001 which only included the fourth quarter of 2001. Commercial Lines net written premiums, excluding business written in Northland and Associates, increased $974.5 million or 17% in 2002. Personal Lines net written premiums increased $467.1 million or 11% in 2002.

Consolidated claims and expenses were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Claims and claim adjustment expenses	$9,118.4	$11,138.5	$7,764.7
Amortization of deferred acquisition costs	1,983.7	1,810.2	1,538.7
Interest expense	166.4	156.8	204.9
General and administrative expenses	1,641.3	1,424.0	1,333.2

Consolidated claims and expenses	$12,909.8	$14,529.5	$10,841.5

Total claims and expenses decreased $1.620 billion or 11% in 2003 and increased $3.688 billion or 34% in 2002.

Claims and claim adjustment expenses decreased $2.020 billion or 18% in 2003 primarily due to lower unfavorable prior year reserve development in 2003 partially offset by increased loss costs, growth in business volume and higher catastrophe losses. Catastrophe losses, net of reinsurance, were $352.4 million in 2003 compared to $84.1 million in 2002. Unfavorable prior year reserve development included in claims and claim adjustment expenses was $476.0 million for 2003 compared to $3.088 billion in 2002. Unfavorable prior year reserve development in 2002 included $2.945 billion of asbestos incurred losses (prior to the benefit related to recoveries under the Citigroup indemnification agreement), compared to no asbestos incurrals in 2003. Commercial Lines had a non-asbestos related prior year reserve development charge of $688.0 million in 2003 compared to a $172.7 million charge in 2002. The most significant component of the 2003 Commercial Lines prior year reserve development charge was $521.1 million related to reserve strengthening at Gulf. Personal Lines favorable prior year reserve development was $212.0 million in 2003 compared to $29.9 million in 2002. See “- Results of Operations by Segment” for additional discussion of prior year reserve development.

Claims and claim adjustment expenses increased $3.374 billion or 43% in 2002 primarily due to the asbestos charge taken in the fourth quarter of 2002, the full year inclusion in 2002 of Northland and Associates, and increased loss cost trends, partially offset by the $704.0 million impact in 2001 of the terrorist attack on September 11. Weather-related catastrophe losses of $84.1 million in 2002 compared to $103.3 million in 2001. Unfavorable prior year reserve development in 2002 was $3.088 billion compared to favorable prior year reserve development of $59.5 million in 2001. Asbestos-related prior year reserve development in 2002 was $2.945 billion (prior to the benefit related to recoveries under the Citigroup indemnification agreement), a $2.756 billion increase over 2001. For additional information see “ — Asbestos Claims and Litigation.”

Amortization of deferred acquisition costs increased $173.5 million or 10% in 2003 and $271.5 million or 18% in 2002. These increases reflect higher commission and premium taxes associated with the increases in earned premiums previously described.

Interest expense increased $9.6 million or 6% in 2003 due to certain one time costs associated with the first and second quarter refinancing activities that lowered average interest costs and higher levels of temporary debt. Interest expense decreased $48.1 million or 23% in 2002 due to lower average interest-bearing debt levels primarily related to the repayment of debt obligations to Citigroup in the 2002 first quarter.

General and administrative expenses increased $217.3 million or 15% in 2003 and $90.8 million or 7% in 2002. These increases related to business growth and higher contingent commissions that resulted from improved underwriting results. In addition, the 2002 comparison to 2001 reflects the elimination of goodwill amortization due to the adoption of FAS 142.

The Company’s effective tax rate was 24.1%, (183.4)% and 23.5% in 2003, 2002 and 2001, respectively. The 2003 increase in the effective rate reflected a higher level of pretax income associated with improved underwriting performance primarily related to the impact of the 2002 fourth quarter asbestos charge previously discussed and the impact of non-taxable recoveries of $520.0 million related to the Citigroup indemnification agreement in 2002, partially offset by a higher level of non-taxable investment income in 2003. The 2002 decrease in the effective rate reflected lower pretax income and the impact of the non-taxable recoveries from Citigroup as discussed above, in addition to a higher level of non-taxable net investment income in 2002 compared to 2001.

The GAAP combined ratios before policyholder dividends were as follows:

(for the year ended December 31,)	2003	2002	2001

Loss and loss adjustment expense (LAE) ratio (1)	70.7%	90.5%	80.4%
Underwriting expense ratio	26.2	26.9	28.5

Consolidated GAAP combined ratio	96.9%	117.4%	108.9%

(1)  Excludes losses recovered under the Citigroup indemnification agreement in 2002.

The 20.5 point improvement in the 2003 GAAP combined ratio before policyholder dividends resulted from lower unfavorable prior year reserve development, primarily due to having no asbestos charges in 2003 compared to asbestos charges in 2002 that added 19.2 points. The benefit from premium rate increases that exceeded loss costs trends were mostly offset by higher catastrophe losses.

The deterioration in the 2002 GAAP combined ratio before policyholder dividends resulted from the impact of higher prior year reserve development that primarily resulted from the asbestos-related charges in 2002, partially offset by lower catastrophe losses in 2002 compared to 2001 (which included the impact of the September 11, 2001 terrorist attack), the elimination of goodwill amortization and rate increases that exceeded loss cost trends.

RESULTS OF OPERATIONS BY SEGMENT

Commercial Lines

Commercial Lines operating income (loss) was as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Operating income (loss)	$1,295.0	$(125.8)	$752.2

The 2003 operating income of $1.295 billion compared to an operating loss of $(125.8) million in 2002. The 2003 operating income reflected the continuing favorable, but moderating, rate environment in excess of loss cost trends and increased business volumes. Catastrophe losses of $67.4 million, net of reinsurance and after tax, compared to no catastrophes in 2002. The 2003 operating income contained no asbestos charges compared to $1.394 billion of unfavorable prior year reserve development related to asbestos in 2002, net of the benefit from the Citigroup indemnification agreement. Commercial Lines had a non-asbestos-related prior year reserve development charge of $447.2 million ($688.0 pretax) in 2003 compared to a $112.2 million charge ($172.7 million pretax) in 2002. The most significant component of the 2003 prior year reserve development charge was $338.7 million of charges ($521.1 million pretax) related to reserve strengthening at Gulf. Reserve strengthening at Gulf primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001 and the resolution of a residual value claim dispute. Reserves for certain other business lines at Gulf were also strengthened as was its allowance for uncollectible reinsurance recoverables. In addition to these Gulf charges, there was additional other Commercial Lines net unfavorable prior year reserve development of $108.5 million which included a $74.8 million charge associated with American Equity and a $38.9 million increase in environmental reserves. Net investment income of $1.152 billion in 2003 was $28.6 million higher than 2002 due to higher average invested assets from strong operating cash flows along with higher returns in the Company’s arbitrage fund investments, partially offset by slightly lower returns in private equity investments and the impact of shortening the fixed maturity portfolio duration.

Operating loss of $(125.8) million for 2002 compared to operating income of $752.2 million in 2001. The 2002 operating loss reflected the benefit of the favorable premium rate environment in excess of loss cost trends and increased business volumes. Operating loss in 2002 was favorably impacted by no catastrophe losses compared to $470.5 million of catastrophe losses in 2001, including $447.9 million related to the terrorist attack on September 11, 2001. The 2002 prior year reserve development included the $1.394 billion charge related to asbestos discussed above compared to an asbestos-related charge of $122.7 million in 2001. Commercial Lines also had a non-asbestos-related prior year reserve development charge of $112.2 million ($172.7 pretax) in 2002 compared to a $141.2 million benefit ($217.2 million pretax) in 2001. Despite the benefit of higher average invested assets resulting from strong cash flows from underwriting, net investment income of $1.123 billion was $69.5 million lower than 2001 due to reduced returns in the Company’s public equity investments and the lower interest rate environment. The 2002 operating loss also reflects the elimination of goodwill amortization.

Commercial Lines revenues were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Earned premiums	$7,722.8	$6,801.2	$5,447.0
Net investment income	1,506.9	1,495.3	1,616.3
Fee income	560.0	454.9	347.4
Recoveries from former affiliate	—	520.0	—
Other revenues	40.7	32.1	41.4

Commercial Lines revenues	$9,830.4	$9,303.5	$7,452.1

Revenues increased $526.9 million or 6% in 2003 and $1.851 billion or 25% in 2002.

Earned premiums increased $921.6 million or 14% in 2003 primarily due to premium rate increases, growth in targeted new business and strong customer retention. Earned premiums included Northland and Associates which decreased $213.8 million or 25% in 2003 due to the withdrawal in 2002 of business at American Equity and Associates. Earned premiums increased $1.354 billion or 25% in 2002 primarily due to premium rate increases and the full-year inclusion of Northland and Associates in 2002. Earned premiums for Northland and Associates were $846.1 million in 2002, an increase of $642.9 million over 2001 which only included the fourth quarter of 2001.

Net investment income increased $11.6 million in 2003 due to higher average invested assets resulting from strong cash flows from operations partially offset by the reduction in investment yields to 5.3% in 2003 from 6.0% in 2002. The decrease in yields reflected the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio, a higher proportion of tax-exempt investments and reduced returns in the Company’s private equity investments; partially offset by higher returns in arbitrage fund investments. Net investment income decreased $121.0 million in 2002. The decline resulted from a reduction in investment yields to 6.0% in 2002 from 6.9% in 2001. The decrease in yields reflected reduced returns in the Company’s public equity investments and the lower interest rate environment. The impact of lower yields was partially offset by the rise in average invested assets due to the Northland and Associates acquisitions and increased cash flow from operations. Net investment income related to Northland and Associates was $88.2 million in 2002, an increase of $65.8 million over 2001 which only included the fourth quarter.

Fee income increased $105.1 million or 23% in 2003 and $107.5 million or 31% in 2002. National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools, automobile assigned risk plans and to self-insurance pools. Fees rose reflecting new business levels, price increases and more workers’ compensation business being written by state residual market pools.

Commercial Lines net written premiums by market were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Core
National Accounts	$902.8	$734.6	$418.9
Commercial Accounts	3,725.7	3,556.1	2,407.1
Select Accounts	2,047.6	1,869.5	1,713.2

Total Core	6,676.1	6,160.2	4,539.2
Specialty
Bond	780.5	629.9	590.2
Gulf	662.8	579.4	608.2

Total Specialty	1,443.3	1,209.3	1,198.4

Total net written premiums	$8,119.4	$7,369.5	$5,737.6

Commercial Lines net written premiums increased $749.9 million or 10% in 2003. The strong but moderating rate environment, growth in targeted new business, and strong customer retention across all major lines of business combined to drive premium growth. This premium growth was partially offset by the decrease in net written premiums at Northland and Associates due to the withdrawal in 2002 of business at American Equity and Associates and a one-time additional $115.0 million of net written premium in 2002 related to the termination of certain reinsurance contracts. Net written premiums for Northland and Associates were $546.8 million in 2003 compared to $824.8 million in 2002. The Commercial Lines business of Northland and Associates is included with Commercial Accounts.

Commercial Lines net written premiums in 2002 increased $1.632 billion or 28%. The 2002 increase reflected premium rate increases and the full-year inclusion of Northland and Associates. The inclusion of Northland and Associates contributed $657.4 million to the increase. Net written premiums for Northland and Associates were $824.8 million in 2002 compared to $167.4 million in 2001 which only included the fourth quarter of 2001.

In addition to fee based products, National Accounts works with national and regional brokers to provide tailored insurance coverages and programs, mainly to large corporations, and participates in state mandated residual market workers’ compensation and automobile assigned risk plans. National Accounts net written premiums increased $168.2 million or 23% in 2003 and $315.7 million or 75% in 2002. These increases in net written premiums were due to the continued benefit from rate increases, higher new business levels that, in part, resulted from the Company’s third quarter 2003 renewal rights transaction with Royal & SunAlliance and higher business volume in residual market pools.

Commercial Accounts primarily serves mid-sized businesses for casualty products and large, mid-sized and small businesses for property products through a network of independent agents and brokers. Commercial Accounts net written premiums, excluding Northland and Associates, increased 16% to $3.179 billion in 2003 primarily due to renewal price change increases that averaged 10% for 2003 (down from 22% in 2002), new business growth in targeted markets and strong retention across all major product lines. The lower level of renewal price changes resulted mostly from moderation in rates, primarily in the property lines. Renewal price change represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. New business premiums in Commercial Accounts for 2003 were $809.5 million, a 12% increase from 2002. The business retention ratio for 2003 was 81% up from 76% in 2002. Retention represents the estimated percentage of premium available for renewal which renewed in the current period. This renewal price change, new business and retention information excludes the Company’s Northland and Associates operations. Net written premiums associated with Northland and Associates declined to $546.8 million in 2003 from $824.8 million in 2002 due to the withdrawal in 2002 of business at American Equity and Associates and the $115.0 million one-time impact from the termination of certain reinsurance contracts as previously discussed. Commercial Accounts net written premiums increased $1.149 billion or 48% in 2002. The increase was significantly impacted by the inclusion in 2002 of the full-year results of Northland and Associates. Net written premiums related to Northland and Associates were $824.8 million and $167.4 million in 2002 and 2001, respectively. Excluding the impact of Northland and Associates, net written premiums increased 22% or $491.6 million for 2002, primarily driven by renewal price changes averaging 22% for 2002 and strong growth in new business. All major product lines – commercial automobile, property and general liability — contributed to the rise in renewal pricing. The one area not showing adequate rate improvement, however, was the workers’ compensation line and, accordingly, Commercial Accounts did not grow this business. New business premiums in Commercial Accounts for 2002 were $725.4 million, a 43% increase. The business retention ratio for 2002 was 76%, up from 71% for 2001.

Select Accounts serves small businesses through a network of independent agents. Select Accounts net written premiums increased $178.1 million or 10% in 2003. The increase in Select Accounts net written premiums primarily reflected renewal price change increases averaging 14% for 2003 compared to 17% for 2002, increased new business and strong retention. New business premiums in Select Accounts for 2003 were $367.8 million compared to $305.3 million in 2002. New business growth was especially strong in property, general liability and commercial multi-peril lines of business. The business retention ratio for 2003, which remained strong at 83%, compared to 80% for 2002. Select’s retention remains strongest for small commercial business handled through the Company’s Service Centers, while premium growth has been greatest in the commercial multi-peril and property product lines. Select Account net written premiums increased $156.3 million or 9% in 2002. The increase in Select Accounts net written premiums primarily reflected renewal price changes averaging 17% for 2002 compared to 14% in 2001. New business premiums in Select Accounts for 2002 were $305.3 million compared to $275.8 million in 2001. The business retention ratio for 2002, which was 80%, was consistent with 2001.

Bond provides a variety of fidelity and surety bonds and executive liability coverages to clients of all sizes through independent agents and brokers. Bond net written premiums increased $150.6 million or 24% in 2003. This increase reflected a favorable premium rate environment and strong new business, principally in executive liability product lines, which target middle and small market private accounts, partially offset by higher reinsurance costs. In addition, the surety product lines benefited from higher premium rates in 2003. Bond net written premiums increased $39.7 million or 7% in 2002. The 2002 amount was reduced by $17.5 million due to a change in the Bond Executive Liability excess of loss reinsurance treaty that was effective January 1, 2002. Excluding this reinsurance adjustment, Bond net written premiums increased $133.1 million or 21% during 2003. In addition, the 2001 amount was increased by $34.1 million due to the termination of the Master Bond Liability reinsurance treaty effective January 1, 2001. Excluding both reinsurance adjustments, Bond net written premiums increased $91.3 million during 2002. This increase reflected a favorable premium rate environment and strong production growth in executive liability product lines. In addition, the surety product lines benefited from higher premium rates in 2002.

Gulf markets products to national, mid-sized and small customers and distributes them through both wholesale brokers and retail agents and brokers throughout the United States with particular emphasis on management and professional liability coverages and excess and surplus lines of insurance. Gulf net written premiums increased $83.4 million or 14% in 2003 as a result of significant rate increases across all classes of management liability products. Gulf net written premiums decreased $28.8 million in 2002 due to Gulf’s decision to exit non-core businesses, including assumed reinsurance, transportation, residual value and property, partially offset by increases in Gulf’s core specialty lines.

Commercial Lines claims and expenses were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Claims and claim adjustment expenses	$5,784.0	$7,932.1	$4,711.7
Amortization of deferred acquisition costs	1,182.9	1,072.8	864.9
Interest expense	5.0	3.5	—
General and administrative expenses	1,207.4	1,031.0	932.2

Commercial Lines claims and expenses	$8,179.3	$10,039.4	$6,508.8

Total claims and expenses decreased $1.860 billion or 19% in 2003 and increased $3.531 billion or 54% in 2002.

Claims and claim adjustment expenses decreased $2.148 billion or 27% in 2003 primarily due to lower unfavorable prior year reserve development, partially offset by increased loss costs, growth in business volume and higher weather related catastrophe losses. Catastrophe losses, net of reinsurance, were $103.8 million in 2003 compared to no catastrophe losses in 2002. The 2003 catastrophe losses were primarily due to a severe winter storm in Colorado in the first quarter, severe storms in the second quarter in a number of Southern and Midwestern states and Hurricane Isabel in the third quarter. Unfavorable prior year reserve development included in claims and claim adjustment expenses was $688.0 million in 2003 compared to $3.118 billion in 2002. The most significant component of 2003 prior year development was Gulf reserve strengthening of $521.1 million. Reserve strengthening at Gulf primarily related to a line of business that insured the residual values of leased vehicles and that was placed in runoff in late 2001 and the resolution of a residual value claim dispute. Reserves for certain other business lines at Gulf were also strengthened as was its allowance for uncollectible reinsurance recoverables. In addition to these Gulf charges, there was additional other Commercial Lines net unfavorable prior year reserve development of $166.9 million which included a $115.0 million charge associated with American Equity and a $59.8 million increase in environmental reserves. Unfavorable prior year reserve development in 2002 included $2.945 billion of asbestos-related charges (prior to the benefit related to recoveries under the Citigroup indemnification agreement), compared to no asbestos incurrals in 2003. For additional information see “ – Asbestos Claims and Litigation”.

Claims and claim adjustment expenses increased $3.220 billion or 68% in 2002 primarily due to higher prior year reserve development, the inclusion in 2002 of the full-year results of Northland and Associates and increased loss cost trends, partially offset by no catastrophe losses. Catastrophe losses, net of reinsurance, were $723.8 million in 2001 and were primarily due to the $644.0 million of losses attributed to the terrorist attack on September 11 as well as the Seattle earthquake and Tropical Storm Allison. Included in claims and claim adjustment expenses in 2002 was unfavorable prior year reserve development of $3.118 billion compared to 2001 favorable prior year reserve development of $28.4 million. As discussed above, the most significant component in 2002 prior year reserve development was asbestos-related charges which increased $2.756 billion over 2001. Separately, the Company strengthened its environmental reserves in the 2002 fourth quarter by $100.0 million and reduced its reserves for other general liability exposures $94.8 million. These actions were taken as a result of recent payment and settlement experience. In addition, in 2003 the Company strengthened prior year reserves for certain run-off lines of business, including assumed reinsurance, and experienced favorable development in certain on-going businesses.

Amortization of deferred acquisition costs increased $110.1 million or 10% in 2003 and $207.9 million or 24% in 2002. These increases reflect higher commission and premium taxes associated with the increases in earned premiums previously described.

General and administrative expenses increased $176.4 million or 17% in 2003 and $98.8 million or 11% in 2002. These increases are related to business growth and higher contingent commissions that resulted from improved underwriting results. In addition, 2002 comparison to 2001 reflects the elimination of goodwill amortization due to the adoption of FAS 142.

GAAP combined ratios before policyholder dividends for Commercial Lines were as follows:

(for the year ended December 31,)	2003	2002	2001

Loss and LAE ratio (1)	71.7%	101.3%	82.9%
Underwriting expense ratio	26.7	27.6	29.7

Commercial Lines GAAP combined ratio	98.4%	128.9%	112.6%

(1)  Excludes losses recovered under the Citigroup indemnification agreement in 2002.

The 30.5 point improvement in the 2003 GAAP combined ratio before policyholder dividends reflected an improvement in both the loss and LAE ratio and the underwriting expense ratio. The improvement in the loss and LAE ratio resulted from lower unfavorable prior year reserve development, primarily due to no asbestos-related charges in 2003 compared to the 2002 asbestos-related charges discussed above that added 31.5 points to the 2002 combined ratio. The impact of premium rate increases that exceeded loss cost trends was mostly offset by the catastrophe losses that occurred in 2003 compared to no catastrophe losses in 2002. The decrease in the underwriting expense ratio was primarily due to the benefits of the favorable rate environment and higher fee income, partially offset by higher contingent commissions that result from improved underwriting performance.

The deterioration in the 2002 GAAP combined ratio before policyholder dividends reflected a deterioration in the loss and LAE ratio and an improvement in the underwriting expense ratio. The deterioration in the loss and LAE ratio was primarily due to the impact of higher prior year reserve development, primarily due to the asbestos-related charges discussed above, partially offset by no catastrophe losses in 2002 compared to the impact of the terrorist attack on September 11, 2001 and rate increases that exceeded loss cost trends. The improvement in the underwriting expense ratio was primarily attributed to the benefit of premium rate increases and the elimination of goodwill amortization.

Personal Lines

Personal Lines operating income was as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Operating income	$492.5	$346.9	$241.0

The 2003 operating income increased $145.6 million or 42%. Operating income benefited from the favorable but moderating premium rate environment in both automobile and property, increased business volumes and a continued moderation in the increase in loss costs. Operating income in 2003 included catastrophe losses of $161.6 million compared to $54.7 million in 2002. Also impacting operating income was favorable prior year reserve development in 2003 of $137.8 million ($212.0 million pretax) compared to $19.4 million ($29.9 million pretax) in 2002. Favorable prior year reserve development in 2003 resulted from improvement in non-catastrophe-related claim frequency for both homeowners and non-bodily-injury automobile businesses and a $32.5 million ($50.0 million pretax) reduction in the reserves held related to the terrorist attack on September 11 also due to lower than expected claim frequency. Despite the benefit of higher average invested assets resulting from strong cash flows from operations, 2003 after tax net investment income of $262.7 million was $16.1 million lower than 2002 reflecting the lower interest rate environment, slightly lower returns in the Company’s private equity investments and the impact of shortening the fixed maturity portfolio duration.

Operating income in 2002 increased $105.9 million or 44%. The 2002 operating income reflected an improved premium rate environment in both auto and property and a moderation in the increase in loss costs. Operating income in 2001 reflected the $41.6 million impact of the terrorist attack on September 11, 2001. Weather-related catastrophe losses of $54.7 million in 2002 compared to $44.5 million in 2001. Favorable reserve development of $19.4 million ($29.9 million pretax) in 2002 primarily related to the moderation in loss cost trends in automobile. Despite the benefit of higher average invested assets resulting from strong cash flows from operations, 2002 after tax net investment income of $278.8 million was $15.4 million lower than 2001 reflecting reduced returns in the Company’s public equity investments and the lower interest rate environment. The elimination of goodwill amortization also contributed to the increase in 2002 operating income.

Personal Lines revenues were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Earned premiums	$4,822.6	$4,354.1	$3,963.9
Net investment income	361.1	384.7	410.2
Other revenues	85.2	80.1	73.3

Personal Lines revenues	$5,268.9	$4,818.9	$4,447.4

Revenues increased $450.0 million or 9% in 2003 and $371.5 million or 8% in 2002.

Earned premiums increased $468.5 million or 11% in 2003 primarily due to higher rates as well as increased new business volumes and strong retention. Earned premiums in 2002 increased $390.2 million or 10% primarily due to rate increases in all product lines and the full-year inclusion of Northland. Earned premiums for Northland were $112.1 million in 2002, an increase of $91.2 million over 2001 which only included the fourth quarter.

Net investment income decreased $23.6 million in 2003 and $25.5 million in 2002 despite higher average invested assets resulting from strong cash flows from operations. The decline resulted from a reduction in investment yields to 5.3% in 2003 from 6.0% in 2002. The decrease in yields reflected the lower interest rate environment, the shortening of the average effective duration of the fixed maturity portfolio and a higher proportion of tax-exempt investments. The 2002 decline resulted from a reduction in investment yields to 6.0% from 6.9% in 2001. The decrease in yields reflected reduced returns in the Company’s public equity investments and the lower interest rate environment.

Personal Lines net written premiums by product line were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Automobile	$3,053.3	$2,842.9	$2,590.7
Homeowners and other	2,028.1	1,732.1	1,517.2

Total net written premiums	$5,081.4	$4,575.0	$4,107.9

Personal Lines net written premiums increased $506.4 million or 11% in 2003 due to renewal price increases and higher business volumes in both the Automobile and Homeowners and Other lines of business. Net written premiums in 2002 increased $467.1 million or 11% due to renewal price increases in both the Automobile and Homeowners and Other lines of business and the full-year inclusion of Northland. Net written premiums for Northland were $111.0 million in 2002, an increase of $85.7 million over 2001 which only included the fourth quarter.

Automobile net written premiums increased $210.4 million or 7% in 2003 due to higher business volumes and renewal price increases. Renewal price change increases for standard voluntary business averaged 6% in 2003, two percentage points below 2002. Renewal price change for Personal Lines products represents the estimated average change in premium on policies that renew, including rate and exposure changes, versus the average premium on those same policies for their prior term. Policies in force increased 4% in 2003. Policy retention levels for standard voluntary business remained favorable and averaged 81%, up one percentage point from 2002. Retention for Personal Lines products represents the estimated percentage of policies from the prior year period renewed in the current period. Automobile net written premiums in 2002 increased $252.2 million or 10%. Excluding the impact of Northland, which contributed $97.5 million and $23.7 million to 2002 and 2001, respectively, Automobile net written premiums increased 7% to $2.745 billion. Renewal price changes for standard voluntary business averaged 8% for 2002, up one percentage point from 2001. Policies in force increased 2% in 2002. Policy retention levels for standard voluntary business in 2002 remained favorable and averaged 80%, up one percentage point from 2001.

Homeowners and Other net written premiums increased $296.0 million or 17% in 2003 due to higher business volumes and renewal price increases. Renewal price change increases averaged 11% in 2003 compared to 15% for 2002. The higher level of renewal price change increases in 2002 was mostly attributable to rate increases in Texas. Policies in force increased 6% in 2003. Retention levels also remained favorable and averaged 81%, up one percentage point from 2002. Homeowners and Other net written premiums increased $214.9 million or 14% in 2002. Excluding the impact of Northland, which contributed $13.5 million and $1.6 million to 2002 and 2001, respectively, Homeowners and Other net written premiums increased 13% to $1.719 billion. Renewal price changes averaged 15% for 2002, up 5 percentage points from 2001. Policies in force were flat in 2002. Retention levels also remained favorable and averaged 80% in both 2002 and 2001.

Production through the Company’s independent agents in Personal Lines, which represented over 81% of Personal Lines total net written premiums in 2003, was up $423.6 million or 11% to $4.159 billion. Production through other channels, which include affinity and joint marketing arrangements, was up $82.8 million or 10% to $922.2 million. Production through the Company’s independent agents in 2002 was up $427.7 million or 13% to $3.736 billion for 2002, including the impact of Northland. Net written premiums through channels other than independent agents was up $39.4 million or 5% to $839.4 million for 2002 as the favorable impact of renewal price changes was offset in part by a reduction in policies in force due to underwriting actions taken to eliminate marginally profitable businesses.

Personal Lines had approximately 5.8 million, 5.5 million and 5.4 million policies in force at December 31, 2003, 2002 and 2001, respectively.

Personal Lines claims and expenses were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Claims and claim adjustment expenses	$3,334.4	$3,206.4	$3,053.0
Amortization of deferred acquisition costs	800.8	737.4	673.8
General and administrative expenses	420.0	385.1	382.9

Personal Lines claims and expenses	$4,555.2	$4,328.9	$4,109.7

Total claims and expenses increased $226.3 million or 5% in 2003 and $219.2 million or 5% in 2002.

Claims and claim adjustment expenses increased $128.0 million or 4% in 2003 primarily due to increased loss costs, growth in business volume and higher catastrophe losses, partially offset by favorable prior year reserve development. Catastrophe losses were $248.6 million in 2003 compared to $84.1 million in 2002. Favorable prior year reserve development was $212.0 million in 2003 compared to $29.9 million in 2002. As discussed above, favorable prior year reserve development in 2003 primarily related to property business written in 2002 and to a lesser degree automobile business written in prior years and also included a $50.0 million reduction in the reserves held related to the terrorist attack on September 11, 2001.

Claims and claim adjustment expenses increased $153.4 million or 5% in 2002 primarily due to the inclusion in 2002 of the full-year results of Northland, increased loss cost trends and higher natural catastrophe losses partially offset by the $60.0 million impact of the terrorist attack on September 11, 2001. Natural catastrophe losses were $84.1 million in 2002 compared to $72.5 million in 2001. Favorable prior year reserve development was $29.9 million in 2002 compared to $31.0 million in 2001.

Catastrophe losses, net of reinsurance, were $248.6 million, $84.1 million and $132.5 million in 2003, 2002 and 2001, respectively. Catastrophe losses in 2003 were primarily due to winter storms in the Mid-Atlantic states, the Northeast and Colorado in the first quarter and hail, ice storms and tornados in the second quarter. Catastrophes in the third quarter were primarily due to Hurricane Isabel and in the fourth quarter were due to the California wildfires and wind, hail and tornados in the Midwest and East. Catastrophe losses in 2002 were primarily due to winter storms in the Midwest and New York in the first quarter, wind and hailstorms in the Mid-Atlantic region in the second and third quarters, and Tropical Storm Lili and wind, hail and ice storms in the Southeast in the fourth quarter. Catastrophe losses in 2001 were primarily due to the terrorist attack on September 11, Tropical Storm Allison and wind and hailstorms in the Midwest and Texas in the second quarter.

Amortization of deferred acquisition costs increased $63.4 million or 9% in 2003 and $63.6 million or 9% in 2002 due to higher commission and premium taxes associated with the increases in earned premium previously described.

General and administrative expenses increased $34.9 million or 9% in 2003 and $2.2 million or 1% in 2002. These increases are related to business growth and higher contingent commissions that resulted from improved underwriting results. In addition, 2002 comparison to 2001 reflects the elimination of goodwill amortization due to the adoption of FAS 142.

GAAP combined ratios for Personal Lines were as follows:

(for the year ended December 31,)	2003	2002	2001

Loss and LAE ratio	69.1%	73.6%	77.0%
Underwriting expense ratio	25.3	25.8	26.8

Personal Lines GAAP combined ratio	94.4%	99.4%	103.8%

The 5.0 point improvement in the 2003 GAAP combined ratio reflected an improvement in both the loss and LAE ratio and in the underwriting expense ratio. The improvement in the loss and LAE ratio was due to renewal price increases that exceeded loss cost trends, continued reduced levels of non-catastrophe property claim frequency and higher favorable prior year reserve development, partially offset by higher catastrophes. The improvement in the underwriting expense ratio was primarily due to the benefits of the favorable rate environment and further expense leverage.

The 4.4 point improvement in the 2002 GAAP combined ratio reflected an improvement in both the loss and LAE ratio and the underwriting expense ratio. The improvement in the loss and LAE ratio was primarily attributed to renewal price increases that exceeded loss cost trends, slightly higher natural catastrophes in 2002, the impact in 2001 of the terrorist attack on September 11, and slightly lower favorable prior year reserve development. The improvement in the underwriting expense ratio was primarily attributed to the benefit of premium rate increases and the elimination of goodwill amortization. An increase in contingent commissions, resulting from the improved underwriting performance, offset an overall reduction in other expenses.

Interest Expense and Other

(for the year ended December 31, in millions)	2003	2002	2001

Revenues	$1.9	$0.6	$8.5

Interest Expense and Other, net	$(112.2)	$(102.9)	$(137.5)

Interest Expense and Other in 2003 increased $9.3 million, after tax, primarily due to higher interest costs. After tax interest expense was $104.9 million in 2003 compared to $99.6 million in 2002. The increase in interest expense in 2003 was primarily due to certain one time costs associated with the first and second quarter refinancing activities that lowered average interest costs and higher levels of temporary debt. Temporary financing included $550.0 million first obtained in December 2002 in connection with the fourth quarter 2002 asbestos reserve strengthening and $1.400 billion of senior notes issued on March 11, 2003. The proceeds from the issuance of these senior notes were used to prepay and refinance a $500.0 million note to Citigroup on March 11, 2003, and to redeem $900.0 million of trust preferred securities on April 9, 2003. For additional information see “Liquidity and Capital Resources.”

After tax interest expense of $99.6 million in 2002 decreased $33.6 million from $133.2 million in 2001 due to lower average interest-bearing debt levels primarily related to the repayment of debt obligations to Citigroup in the 2002 first quarter. Included in 2001 net expense was the after tax benefit of a $5.7 million dividend from an investment that was sold to Citigroup in 2002.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims, far beyond the intent of insurers and policyholders. As a result, the Company continues to experience an increase in the number of asbestos claims being tendered to the Company by the Company’s policyholders (which includes others seeking coverage under a policy) including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these increases include more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants and entities seeking bankruptcy protection as a result of asbestos-related liabilities. In addition to contributing to the increase in claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The Company is currently involved in coverage litigation concerning a number of policyholders who have filed for bankruptcy, including, among others, ACandS, Inc., who in some instances, have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage as described generally in the next paragraph. (Also see “-Legal Proceedings.”) Particularly during the last few months of 2001 and continuing through 2002, the trends described above both accelerated and became more apparent. As expected, these trends continued into 2003. As a result of the trends described above, there is a high degree of uncertainty with respect to future exposure from asbestos claims.

In some instances, policyholders continue to assert that their claims for asbestos-related insurance are not subject to aggregate limits on coverage and that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues or whether the Company will be successful in asserting additional defenses. To the extent both issues are resolved in policyholders’ favor and other additional Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, it is difficult to predict the ultimate size of the claims for coverage not subject to aggregate limits.

Many coverage disputes with policyholders are only resolved through settlement agreements. Because many policyholders make exaggerated demands, it is difficult to predict the outcome of settlement negotiations. Settlements involving bankrupt policyholders may include extensive releases which are favorable to the Company but which could result in settlements for larger amounts than originally anticipated. As in the past, the Company will continue to pursue settlement opportunities.

In addition, proceedings have been launched directly against insurers, including the Company, challenging insurers’ conduct in respect of asbestos claims, including in some cases with respect to previous settlements. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. Particularly in light of jurisdictional issues, it is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. (Also see “-Legal Proceedings.”)

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. When the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

The Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. As anticipated, losses paid have increased in 2003 compared to prior years. There has been acceleration in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. Approximately 57% in 2003 and 54% in 2002 of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net asbestos losses paid were $451.8 million for 2003 compared to $361.1 million for 2002, reflective of the items previously described.

At December 31, 2003, asbestos reserves were $2.977 billion compared to $3.404 billion as of December 31, 2002. The decrease is reflective of the $451.8 million of payments made during the course of 2003, partly offset by accretion of discounts of $24.2 million on reserves for certain policyholders with structured agreements. Other than accretion of discounts, there were no additions to asbestos reserves in 2003 compared to an addition of $2.945 billion in 2002.

The Company categorizes its asbestos reserves as follows:

	Number of				Asbestos
	Policyholders		Total Paid (1)		Reserves (2)

(at and for the year ended December 31, $ in millions)	2003	2002	2003	2002	2003	2002

Policyholders with settlement agreements	23	26	$257.0	$196.1	$825.9	$942.1
Other policyholders with active claims:
Home office review	312	264	172.3	143.6	668.3	809.4
Field office review	880	807	7.6	4.9	102.4	110.0
Assumed reinsurance			14.9	16.5	229.9	242.8
Unallocated IBNR					1,150.2	1,300.0

Total	1,215	1,097	$451.8	$361.1	$2,976.7	$3,404.3

(1)	Net of reinsurance recoveries.

(2)	Net of reinsurance recoverable.

Policyholders with settlement agreements include structured agreements, coverage in place arrangements and Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured agreements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Structured agreements include the Company’s obligations related to PPG Industries, Inc. (PPG). In May 2002, the Company agreed with approximately three dozen other insurers and PPG on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. While there remain a number of contingencies, including the final execution of documents, court approval over possible opposition and possible appeal, the Company believes that the completion of the settlement pursuant to the terms announced in May 2002 is likely. The Company’s single payment contribution to the proposed settlement is approximately $388.8 million after reinsurance. Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. During the course of 2003, the Company made final payments to three policyholders with settlement agreements. No new policyholders were added to this category during 2003.

Other policyholders with active claims are identified as home office review or field office review policyholders. Policyholders are identified for home office review based upon, among other factors: aggregate payments in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential “non-product” exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. During 2003, an additional 48 policyholders, previously part of the field office review, were included in the home office review. Paid losses for policyholders in the home office review category increased by $28.7 million during the year, due to an acceleration in expected payments coupled with the inclusion of the additional policyholders in this category. Accounts under field office review increased by 73 policyholders from 2002, as additional peripheral defendants continue to be named in suits.

Assumed reinsurance exposure primarily consists of reinsurance of excess coverage, including various pool participations.

In addition to incurred but not reported, or IBNR, amounts contained in the reserves for specific policyholders or groups of policyholders described above, the Company has established an unallocated IBNR reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time, policyholders for which there is, or may be litigation and direct actions against the Company. During 2003, $117.0 million and $31.2 million of reserves were recategorized from unallocated IBNR to policyholders with settlement agreements and other policyholders subject to home office review, respectively, due to additional settlements and further development consistent with Company expectations for potential development. This follows the analysis conducted during the Company’s annual ground up review of asbestos policyholders that was completed during the fourth quarter of 2003.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2003	2002	2001

Beginning reserves:
Direct	$4,287.1	$1,046.0	$1,005.4
Ceded	(882.8)	(225.6)	(199.0)

Net	3,404.3	820.4	806.4
Incurred losses and loss expenses:
Direct (1)	—	3,660.2	282.7
Ceded	—	(715.2)	(93.9)
Accretion of discount:
Direct	24.6	—	—
Ceded	(0.4)	—	—
Losses paid:
Direct	529.8	419.1	242.1
Ceded	(78.0)	(58.0)	(67.3)

Ending reserves:
Direct	3,781.9	4,287.1	1,046.0
Ceded	(805.2)	(882.8)	(225.6)

Net	$2,976.7	$3,404.3	$820.4

(1)	Includes $800.0 million related to asbestos incurrals subject to the Citigroup indemnification agreement in 2002.

See “-Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

ENVIRONMENTAL CLAIMS AND LITIGATION

The Company continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

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

The Company’s reserves for environmental claims are not established on a claim-by-claim basis. The Company carries an aggregate bulk reserve for all of the Company’s environmental claims that are in dispute until the dispute is resolved. This bulk reserve is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. At December 31, 2003, approximately 82% of the net environmental reserve (approximately $236.5 million) is carried in a bulk reserve and includes unresolved and incurred but not reported environmental claims for which the Company has not received any specific claims as well as for the anticipated cost of coverage litigation disputes relating to these claims. The balance, approximately 18% of the net environmental reserve (approximately $53.6 million), consists of case reserves for resolved claims.

The Company’s reserving methodology is preferable to one based on “identified claims” because the resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis. Generally, the settlement between the Company and the policyholder extinguishes any obligation the Company may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguishes any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a “buy-back” of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. The Company and its policyholders may also agree to settlements which extinguish any future liability arising from known specified sites or claims. Provisions of these agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company’s general purpose in executing these agreements is to reduce the Company’s potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves.

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

Over the past three years, the Company has experienced a significant reduction in the number of policyholders with pending coverage litigation disputes and a continued reduction in the number of policyholders tendering for the first time an environmental remediation-type claim to the Company. While there continues to be a reduction in the number of policyholders with active environmental claims, the recent decline is not as dramatic as it had been in the past.

In 2003, there were 103 policyholders tendering an environmental remediation-type claim to the Company for the first time. This compares to 110 policyholders doing so in 2002 and 134 policyholders in 2001. The Company’s review of policyholders tendering claims for the first time has indicated that they are fewer in number and lower in severity. In addition, these policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, regulatory agencies are utilizing risk-based analysis and more efficient clean-up technologies.

As of December 31, 2003, the number of policyholders with pending coverage litigation disputes pertaining to environmental claims was 189, approximately 8% less than the number pending as of December 31, 2002, and approximately 12% less than the number pending as of December 31, 2001. The Company has resolved, for approximately $2.025 billion (before reinsurance), the environmental liabilities presented by 5,904, or 92%, of the total 6,436 policyholders who have tendered environmental claims to the Company through December 31, 2003. The Company generally has been successful in resolving the Company’s coverage litigation disputes and continues to reduce the Company’s potential exposure through settlements with some policyholders. However, continued increases in settlement amounts have led the Company to add $59.8 million to its environmental reserves in the fourth quarter of 2003.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2003	2002	2001

Beginning reserves:
Direct	$447.8	$478.8	$668.8
Ceded	(62.3)	(82.8)	(110.9)

Net	385.5	396.0	557.9
Incurred losses and loss expenses:
Direct	59.8	153.9	57.8
Ceded	—	(3.8)	(12.1)
Losses paid:
Direct	176.3	184.9	247.8
Ceded	(21.1)	(24.3)	(40.2)

Ending reserves:
Direct	331.3	447.8	478.8
Ceded	(41.2)	(62.3)	(82.8)

Net	$290.1	$385.5	$396.0

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. Also see “-Legal Proceedings.”

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

INVESTMENT PORTFOLIO

The Company’s invested assets at December 31, 2003 totaled $38.653 billion, including $348.8 million of securities in process of settlement, of which 91% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, 1% in mortgage loans and real estate held for sale and 6% in other investments. Excluding the impact of securities lending, unrealized investment gains and losses, receivables for investment sales and payables on investment purchases, the pretax average yield was 5.3%, 6.0% and 6.9% for the years ended December 31, 2003, 2002 and 2001, respectively, and the after tax average yield was 4.0%, 4.4% and 5.0% for the years ended December 31, 2003, 2002 and 2001, respectively.

Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. The Company’s fixed maturity portfolio at December 31, 2003 totaled $33.046 billion, comprising $32.563 billion of publicly traded fixed maturities and $482.8 million of private fixed maturities. The weighted average quality ratings of the Company’s publicly traded fixed maturity portfolio and private fixed maturity portfolio at December 31, 2003 were Aa2 and Baa1, respectively. Included in the fixed maturity portfolio at that date was approximately $2.057 billion of below investment grade securities. During 2003, holdings of tax-exempt securities were increased to $15.391 billion to take advantage of their relatively high credit quality and attractive after-tax yields. The average effective duration of the fixed maturity portfolio, including short-term investments, was 4.1 years as of December 31, 2003 (4.3 years excluding short-term investments), as compared to 5.0 years at December 31, 2002.

The following table sets forth the Company’s combined fixed maturity investment portfolio classified by Moody’s Investor’s Service Inc. ratings:

	Carrying	Percent of Total
(at December 31, 2003, in millions)	Value	Carrying Value

Quality Rating:
Aaa	$19,586.0	59.3%
Aa	6,002.1	18.2
A	2,510.1	7.6
Baa	2,890.8	8.7

Total investment grade	30,989.0	93.8
Non-investment grade	2,056.5	6.2

Total fixed maturity investment	$33,045.5	100.0%

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

At December 31, 2003, the Company held CMOs with a fair value of $3.932 billion. Approximately 46% of CMO holdings were fully collateralized by GNMA, FNMA or FHLMC securities at that date, and the balance was fully collateralized by portfolios of individual mortgage loans. In addition, the Company held $3.802 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities at December 31, 2003. Virtually all of these securities are rated Aaa.

The Company’s equity investments are primarily through private equity, arbitrage and real estate partnerships, which are subject to more volatility than the Company’s fixed income investments, but historically have provided a higher return. At December 31, 2003, the carrying value of the Company’s investments in private equity, arbitrage and real estate partnerships was $2.449 billion.

OUTLOOK

As previously discussed, the Company announced the proposed merger with St. Paul. The following discussion does not reflect the impact, if any, of the proposed merger including the integration of the Company’s business with that of St. Paul.

The 2003 year continued to see a significant increase in the number of downgrades by rating agencies for property casualty insurance companies. Many competitors are experiencing pressure on their capitalization levels due to underperforming investment portfolios and the need to strengthen prior year reserves, especially for asbestos liabilities. This pressure has caused many competitors to sell, discontinue or shrink certain books of business.

A variety of other factors continue to affect the property and casualty insurance market and the Company’s core business outlook, including continued price increases in the commercial lines marketplace, although at a moderating level, a continuing highly competitive personal lines marketplace, inflationary pressures on loss cost trends, including medical inflation and auto loss costs, asbestos-related developments and rising reinsurance and litigation costs.

The Company’s strategic objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States.

Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments, but increases the market value of existing investments and the availability of realized investment gains on disposition. In 2003, interest rates remained near their lowest levels since the 1950’s. Consequently, yields available on new investments remain below the existing portfolio’s average book yield. The continuation of this trend will create downward pressure on the average book yield of fixed income holdings.

As required by various state laws and regulations, the Company’s insurance subsidiaries are subject to assessments from state-administered guaranty associations, second-injury funds and similar associations. In the opinion of the Company’s management, these assessments will not have a material impact on the Company’s results of operations.

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

On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act (i.e., subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the Program) generally requires that all commercial property/casualty insurers licensed in the U.S. participate in the Program. The Program became effective upon enactment and terminates on December 31, 2005. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap. The deductible under the Program was 7% for 2003, and is 10% for 2004 and 15% for 2005. In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year. The Program also contains an annual cap that limits the amount of subject losses to $100 billion aggregate during a program year. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s deductible under this Federal program is $927.7 million for 2004. Due to the high level of the deductible, in the opinion of the Company’s management, the bill will have little impact on the price or availability of terrorism coverage in the marketplace. The Company had no terrorism-related losses in 2003.

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

Commercial Lines

In 2003, the trend of higher rates continued in Commercial Lines, although at a moderated level over 2002, and some of the increases varied significantly by region, business segment and line of business. These increases were necessary to offset the impact of rising loss cost trends, reduction in investment yields and the decline in profitability from the competitive pressures of the last decade. Since the terrorist attack on September 11, 2001, there has been greater concern over the availability, terms and conditions, and pricing of reinsurance. As a result, the primary insurance market is expected to continue to see rate increases, although at moderated levels from the past two years, and continued restrictive terms and conditions for certain coverages where adequate pricing cannot be achieved.

In National Accounts, where programs include risk management services, such as claims settlement, loss control and risk management information services, generally offered in connection with a large deductible or self-insured program, and risk transfer, typically provided through a retrospectively rated or guaranteed cost insurance policy, new business levels increased in 2003 due to a significant renewal rights transaction and to a reduction in the number of competitors in the marketplace. Customer retention has remained consistent with prior periods. The Company has benefited from higher rates and believes that pricing will continue to stay firm into 2004. However, the Company will still continue to selectively reject business that is not expected to produce acceptable returns. The Company anticipates that the premium and fee income growth experienced in 2003 will continue into 2004. Included in National Accounts is service fee income for policy and claim administration of various states’ Workers’ Compensation Residual Market pools. After several years of depopulation, these pools began to repopulate in 2000 and grow significantly. Premium that the Company services for these pools grew 24% in 2003 and is expected to modestly grow in 2004.

Commercial Accounts achieved price increases on renewal business of 10%, 22% and 19% during 2003, 2002 and 2001, respectively, improving the overall profit margin in this business, more than offsetting the impacts of rising loss cost, reinsurance costs and lower investment yields. The 2003 price increases began moderating compared to the 2002 price increases. New business levels also increased during 2003 across most products where Commercial Accounts benefited from the Company’s underwriting specialization, financial strength and limits capacity. In 2004, the Company will continue to seek increased new business levels on products producing acceptable returns, higher retention rates on its existing business and overall rate increases, although the rate of increase may vary by line of business and, on an overall basis, may moderate compared to 2003.

Also in Commercial Accounts, during 2002 the operations of American Equity and Associates were determined to be non-strategic. Accordingly, these operations were placed in run-off during the first and fourth quarters of 2002, respectively, which included non-renewals of inforce policies and a cessation of writing new business, where allowed by law. These operations were acquired in the fourth quarter of 2001 from Citigroup as part of the Northland and Associates acquisitions previously discussed. Net written premium for these combined operations was $1.0 million and $86.8 million in 2003 and 2002, respectively.

Select Accounts also achieved price increases on renewal business of 14%, 17% and 14% in 2003, 2002 and 2001, respectively, improving the overall profit margin in this business, more than offsetting the impact of rising loss cost and lower investment yields. Price increases varied significantly by region, industry and product. However, the ability of Select Accounts to achieve future rate increases is subject to regulatory constraints in some jurisdictions. Select will continue to seek rate increases in 2004, but the amount of increase may continue to decline as compared to the past year. Customer retention levels increased in 2003 over 2002 and loss cost trends in Select Accounts remained stable due to the Company’s continued disciplined approach to underwriting and risk selection. The Company will continue to pursue business based on the Company’s ability to achieve acceptable returns.

Bond achieved significant growth in 2003 in both the surety and executive liability markets. A decrease in capacity in the surety industry, driven by an increase in claim frequency and severity in accident years 1999 through 2001 for the surety industry, enabled Bond to increase prices for all surety products. In 2004, Bond expects surety price increases to moderate compared to 2003 price increases. In the executive liability market for middle and small private accounts and not-for-profit accounts, Bond’s expanding array of products and recognized local expertise enabled it to further enhance its product and customer diversification, as well as profit opportunities, while realizing significant price increases. Bond’s focus remains on selective underwriting, selling its products to customers that provide the greatest opportunities for profit. Bond is also focused on the Company’s efforts to cross-sell its expanding array of products to existing customers of Commercial Lines and Personal Lines.

In Gulf, rate increases began in most lines of business in 2001 and accelerated significantly in 2002. Rate increases continued in 2003, but at a slower pace than in 2002. Although specific increases varied by region, industry and product, improvement was consistent across all product lines, with increases averaging well above loss cost trends. During 2003, Gulf significantly strengthened its reserve position, due to adverse development from prior accident years in both residual value and core specialty lines.

There are currently various state and federal legislative and judicial proposals to require asbestos claimants to demonstrate an asbestos illness. At this time it is not possible to predict the likelihood or timing of such proposals being enacted or the effect if they are enacted. The Company’s ongoing analysis of its asbestos reserves did not assume the adoption of any asbestos reforms.

For information about the outlook with respect to asbestos-related claims and liabilities see “ – Asbestos Claims and Litigation” and “ – Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Personal Lines

Personal Lines strategy is to profitably grow its customer base in the independent agent and additional distribution channels. The core factors underlying the business are controlling operating expenses, sophisticated pricing segmentation, providing responsive and fair claim settlement practices and providing an efficient sales platform for our distributors.

During 2003, the personal auto market continued to increase rates in an effort to obtain profitability targets. These increases, along with maintaining underwriting discipline and focusing on risk segmentation has made significant progress towards rate adequacy. Personal Lines automobile rates are expected to increase in 2004, moderating slightly from 2003 levels.

Personal Lines reported strong property underwriting results in 2003 as market conditions for property insurance improved in 2003. Significant rate increases were earned and the effects of increased underwriting discipline and product modification were recognized. Catastrophe losses in the year were above average while non-catastrophe claim frequencies remained below historical averages. Property rate increases are expected to moderate in 2004 but should continue to offset increases in loss costs.

TRANSACTIONS WITH FORMER AFFILIATES

Prior to the 2002 Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactively to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $59.7 million for 2003 and $47.2 million for the period from April 1, 2002 through December 31, 2002. This agreement terminates on March 31, 2004. The Company intends to arrange an orderly transition of the investment management and the associated accounting and administrative services to St. Paul Travelers following the merger with St. Paul. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, was not significant to the Company’s results of operations or financial condition.

See note 16 of notes to the Company’s consolidated financial statements for a description of these and other intercompany arrangements and transactions between the Company and Citigroup.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short and long-term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. Catastrophe claims, the timing and amount of which are inherently unpredictable, may create increased liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and increasingly by reinsurance coverage disputes. Additionally, recent increases in asbestos-related claim payments, as well as potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. In the opinion of the Company’s management, the Company’s future liquidity needs will be met from all of the above sources.

Net cash flows provided by operating activities totaled $3.833 billion, $2.926 billion and $1.219 billion in 2003, 2002 and 2001, respectively. The 2003 net cash flows provided by operating activities benefited from premium rate increases, the receipt of $360.7 million from Citigroup related to recoveries under the asbestos indemnification agreement and $530.9 million of federal income taxes refunded from the Company’s net operating loss carryback. The 2002 net cash flows provided by operating activities also benefited significantly from premium rate increases compared to 2001.

Net cash flows used in investing activities totaled $2.475 billion, $2.270 billion and $95.5 million in 2003, 2002 and 2001, respectively. The 2003 net cash flows used in investing activities primarily reflected the investing of net cash from operating activities of $3.833 billion. This was offset, in part, by sales of securities to fund net payment activity of $771.6 million related to debt and TIGHI’s junior subordinated debt securities held by subsidiary trusts. In addition, cash was used to pay quarterly dividends to shareholders of $281.8 million. The 2002 net cash flows used in investing activities principally reflected investing of net cash from operating activities of $2.926 billion and the receipt of $4.090 billion from the first quarter 2002 initial public offering and the concurrent issuance of $867.0 million of convertible notes payable, partially offset by the repayment of $6.349 billion of notes payable to a former affiliate. The 2001 net cash flows used in investing activities principally reflected investing of net cash from operating activities of $1.219 billion, partially offset by sales of securities to fund the repayment of $1.040 billion of notes payable to a former affiliate and the payment of $526.0 million of dividends.

Net cash flows are generally invested in marketable securities. The Company closely monitors the duration of these investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s liabilities. As the Company’s investment strategy focuses on asset and liability durations, and not specific cash flows, asset sales may be required to satisfy obligations and/or rebalance asset portfolios. The Company’s invested assets at December 31, 2003 totaled $38.653 billion, including $348.8 million of securities in process of settlement, of which 91% was invested in fixed maturity and short-term investments, 2% in common stocks and other equity securities, 1% in mortgage loans and real estate held for sale and 6% in other investments. The effective average duration of fixed maturities and short-term securities, net of securities lending activities and net receivables and payables on investment sales and purchases, was 4.1 years as of December 31, 2003, a 0.9 decrease from 5.0 years as of December 31, 2002. The reduction in effective average duration resulted from the investment of underwriting cash flows and investment maturities and sales proceeds in shorter-term investments along with the sale of certain treasury futures contracts.

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary.

Debt securities for which fair value is less than 80% of amortized cost for more than one quarter are evaluated for other-than-temporary impairment. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms.

Factors the Company considers in determining whether a decline is other-than-temporary for debt securities include the following:

•	The length of time and the extent to which fair value has been below cost. It is likely that the decline will become “other than temporary” if the market value has been below cost for six to nine months or more;

•	The financial condition and near-term prospects of the issuer. The issuer may be experiencing depressed and declining earnings relative to competitors, erosion of market share, deteriorating financial position, lowered dividend payments, declines in securities ratings, bankruptcy, and financial statement reports that indicate an uncertain future. Also, the issuer may experience specific events that may influence its operations or earnings potential, such as changes in technology, discontinuation of a business segment, catastrophic losses or exhaustion of natural resources.

•	The Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Equity investments are impaired when it becomes probable that the Company will not recover its cost over the expected holding period. Public equity investments (i.e., common stocks) trading at a price that is less than 80% of cost for more than one quarter are reviewed for impairment. Investments accounted for using the equity method of accounting are evaluated for impairment any time the investment has sustained losses and/or negative operating cash flow for a period of 9 months or more. Events triggering the other-than-temporary impairment analysis of public and non-public equities may include the following, in addition to the considerations noted above for debt securities:

Factors affecting performance:

•	The investee loses a principal customer or supplier for which there is no short-term prospect for replacement or experiences other substantial changes in market conditions;

•	The company is performing substantially and consistently behind plan;

•	The investee has announced, or the Company has become aware of, adverse changes or events such as changes or planned changes in senior management, restructurings, or a sale of assets;

•	The regulatory, economic, or technological environment has changed in a way that is expected to adversely affect the investee’s profitability;

Factors affecting on-going financial condition:

•	Factors that raise doubts about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working-capital deficiencies, investment advisors’ recommendations, or non-compliance with regulatory capital requirements or debt covenants;

•	A secondary equity offering at a price substantially lower than the holder’s cost;

•	A breach of a covenant or the failure to service debt;

•	Fraud within the company.

For debt and equity investments, factors that may indicate that a decline in value is not other-than-temporary include the following:

•	The securities owned continue to generate reasonable earnings and dividends, despite a general stock market decline;

•	Bond interest or preferred stock dividend rate (on cost) is lower than rates for similar securities issued currently but quality of investment is not adversely affected;

•	The investment is performing as expected and is current on all expected payments;

•	Specific, recognizable, short-term factors have affected the market value;

•	Financial condition, market share, backlog and other key statistics indicate growth.

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Fixed maturities	$65.4	$255.0	$109.7
Equity securities	5.9	8.5	35.8
Real estate and other	18.9	20.6	0.7

Total	$90.2	$284.1	$146.2

The Company recognized other-than-temporary impairments of $65.4 million in the fixed income portfolio during 2003 related to various issuers, with $8.3 million due to companies filing bankruptcy and the remainder related to credit risk associated with the issuer’s deteriorated financial position.

For publicly traded securities, the amounts of the impairments were determined by writing down the investments to quoted market prices. For non-publicly traded securities, impairments are determined by writing down the investment to its estimated fair value, as determined during the Company’s quarterly internal review process.

The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2003. The Company continues to evaluate current developments in the market that have the potential to affect the valuation of the Company’s investments.

The Company’s investment portfolio includes non-publicly traded investments, such as real estate partnerships and joint ventures, investment partnerships, private equities and certain fixed income securities. The real estate partnerships and joint ventures, investment partnerships and certain private equities are accounted for using the equity method of accounting. These investments are carried at cost, adjusted for the Company’s share of earnings or losses and reduced by any cash distributions. Certain other private equity investments which are not subject to the provisions of FAS 115 are reported at fair value.

The following is a summary of the approximate carrying value of the Company’s non-publicly traded securities:

(in millions)	Carrying Value

Real estate partnerships and joint ventures	$239.5
Investment partnerships, including hedge funds	1,769.8
Equity investments	439.8
Fixed income securities	482.8

Total	$2,931.9

The following table summarizes for all fixed maturities and equity securities available for sale for which fair value is less than 80% of amortized cost at December 31, 2003, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

Period For Which Fair Value Is Less Than 80% of Amortized Cost

		Greater	Greater
		Than	Than
		3 Months	6 Months	Greater
	Less Than	Less Than	Less Than	Than
(in millions)	3 Months	6 Months	12 Months	12 Months	Total

Fixed maturities	$3.5	$—	$1.9	$—	$5.4
Equity securities	—	—	—	—	—

Total	$3.5	$—	$1.9	$—	$5.4

The Company believes that the prices of the securities identified above were temporarily depressed primarily as a result of market dislocation and generally poor cyclical economic conditions. Further, unrealized losses as of December 31, 2003 represent less than 1% of the portfolio, and, therefore, any impact on the Company’s financial position would not be significant.

At December 31, 2003, non-investment grade securities comprised 6% of the Company’s fixed income investment portfolio. Included in those categories at December 31, 2003 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $251.3 million and a fair value of $232.1 million, resulting in a net pretax unrealized loss of $19.2 million.

These securities in an unrealized loss position represented less than 1% of the total amortized cost and less than 1% of the fair value of the fixed income portfolio at December 31, 2003, and accounted for 13% of the total pretax unrealized loss in the fixed income portfolio.

No individual security had a greater than $2.0 million unrealized loss as of December 31, 2003.

Following are the pretax realized losses on investments sold during the year ended December 31, 2003:

(in millions)	Loss	Fair Value

Fixed maturities	$147.2	$3,776.1
Equity securities	9.2	72.0
Other	14.8	3.6

Total	$171.2	$3,851.7

Resulting purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company’s ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

TPC is a holding company whose principal asset is the capital stock of TIGHI and its insurance operating subsidiaries. TIGHI’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.647 billion will be available by the end of 2004 for such dividends without prior approval of the Connecticut Insurance Department. TIGHI received $927.0 million of dividends from its insurance subsidiaries during 2003.

At December 31, 2003, total cash and short-term invested assets aggregating $212.3 million were held at TPC and TIGHI. These liquid assets were primarily funded by dividends received from the Company’s operating subsidiaries. These liquid assets, combined with other sources of funds available to TPC, primarily additional dividends from the Company’s operating subsidiaries, are considered sufficient to meet the liquidity requirements of TPC and TIGHI. These liquidity requirements include primarily, shareholder dividends and debt service. In addition, effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250.0 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364-Day Line of Credit and, together with the 45-Month Line of Credit, the Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-Day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364-Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. Borrowings under the Lines of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. Each Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee. The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings. Each Line of Credit requires TPC to comply with various covenants, including the maintenance of minimum statutory capital and surplus of $5.5 billion and a maximum ratio of total consolidated debt to total capital of 45%. At December 31, 2003, the Company was in compliance with these financial covenants. In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC. The proposed merger with St. Paul would constitute such a change in control of TPC; however the Company has obtained a waiver from Citibank of the event of default that otherwise would have occurred in connection with the proposed merger with St. Paul.

There were no amounts outstanding under the Lines of Credit at December 31, 2003. Previous lines of credit between TIGHI and Citigroup have been terminated.

Net cash flows used in financing activities totaled $1.099 billion, $800.1 million and $1.083 billion in 2003, 2002 and 2001, respectively. Cash flows used in financing activities in 2003 were primarily attributable to the redemption of $900.0 million aggregate principal amount of TIGHI’s junior subordinated debt securities held by subsidiary trusts, the repayment of $700.0 million of notes payable to a former affiliate and the repayment of $550.0 million of short-term debt. Funds used in these repayments were primarily provided by TPC’s issuance of $1.400 billion of senior notes on March 11, 2003 and by cash flows provided by operating activities. These refinancing activities were initiated with the objective of lowering the average interest rate on the Company’s total outstanding debt. Also reflected in 2003 was the issuance of $550.0 million of short-term Floating Rate Notes which were used to repay the $550.0 million Promissory Note due in January 2004. Net cash flows used in financing activities in 2003 also included dividends paid to shareholders of $281.8 million. The 2002 cash flows used in financing activities reflects the repayment of $6.349 billion of notes payable to a former affiliate. These payments were partially offset by the receipt of $4.090 billion from the first quarter 2002 initial public offering and the issuance of $917.3 million of convertible notes payable. The 2001 cash flows used in financing activities reflects the repayment of $1.040 billion of notes payable to a former affiliate and the payment of $526.0 million of dividends.

Notes payable to former affiliates, long-term debt, convertible notes and TIGHI junior subordinated debt securities outstanding at December 31, were as follows:

(in millions)	2003	2002

Notes payable to former affiliates	$—	$700.0
Floating rate note due 2004, prepaid February 2003	—	550.0
6.75% Notes due 2006	150.0	150.0
3.75% Notes due 2008	400.0	—
7.81% Note various due dates through 2011	24.0	27.0
5.00% Notes due 2013	500.0	—
7.75% Notes due 2026	200.0	200.0
6.375% Notes due 2033	500.0	—
Convertible junior subordinated notes payable due 2032	892.5	892.5
Convertible notes payable due 2032	49.8	49.7
TIGHI junior subordinated debt securities	—	900.0

	2,716.3	3,469.2
Debt issuance costs	41.8	25.5

Total	$2,674.5	$3,443.7

In February 2002, TPC paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. On December 31, 2002, this note was repaid in its entirety. Also in February 2002, TPC paid an additional dividend of $3.700 billion to Citigroup in the form of a note payable in two installments. This note was substantially prepaid following the offerings. The balance of $150.0 million was due on May 9, 2004. This note was prepaid on May 8, 2002. In March 2002, TPC paid a dividend of $395.0 million to Citigroup in the form of a note. This note was prepaid following the offerings.

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

In December 2002, TPC entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a promissory note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, TPC issued $550.0 million of Floating Rate Notes due in February 2004. The proceeds from these notes were used to repay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carried a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003 and June 17, 2003, the Company repurchased $75.0 million and $24.0 million, respectively, of the Floating Rate Notes at par plus accrued interest. The remaining $451.0 million were repaid on September 5, 2003.

On March 11, 2003, TPC issued $1.400 billion of senior notes comprising $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to its primary subsidiary, TIGHI, so that TIGHI could prepay and refinance $500.0 million of 3.60% indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

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

The following table excludes contractual obligations for claim and claim adjustment expense reserves and short-term obligations. The contractual obligations, which include only liabilities at December 31, 2003 with a cash payment requirement for settlement, are as follows:

Payments Due by Period		Less than	1-3	4-5	After 5
(in millions)	Total	1 Year	Years	Years	Years

Long-term debt (1)
Long-term notes	$1,774.0	$4.0	$161.0	$405.0	$1,204.0
Convertible junior subordinated notes payable	892.5	—	—	—	892.5
Convertible notes payable	49.8	—	—	—	49.8

Total long-term debt	2,716.3	4.0	161.0	405.0	2,146.3

Operating leases(2)	301.6	81.6	160.5	33.1	26.4

Purchase obligations
Information systems administration & maintenance commitments(3)	36.3	13.1	22.1	1.1	—
Real estate maintenance commitments(4)	11.0	4.3	6.0	0.7	—
Other purchase commitments(5)	11.1	1.5	6.6	3.0	—

Total purchase obligations	58.4	18.9	34.7	4.8	—

Long-term liabilities
Renewal rights obligations(6)	36.3	27.9	8.4	—	—
Insurance related assessments(7)	257.2	99.0	57.6	21.8	78.8
Unfunded investment commitments(8)	620.1	335.4	229.4	50.0	5.3
Deposit liability(9)	325.2	—	206.2	119.0	—

Total long-term liabilities	1,238.8	462.3	501.6	190.8	84.1

Total Contractual Obligations	$4,315.1	$566.8	$857.8	$633.7	$2,256.8

(1)	See note 8 of the notes to the Company’s consolidated financial statements for a further discussion.

(2)	Represents agreements entered into in the ordinary course of business to lease office space, equipment and furniture.

(3)	Includes agreements with vendors to purchase system software administration and maintenance services.

(4)	Includes contracts with various building maintenance contractors for company owned and occupied real estate.

(5)	Includes commitments to vendors entered in the ordinary course of business for goods and services including office supplies, archival services, etc.

(6)	Represents amounts due under renewal rights purchase agreements based on the estimated final purchase price. Amounts relate to the renewal rights purchased by the Company in the third quarter of 2003. See note 5 of the notes to the Company’s consolidated financial statements for a further discussion.

(7)	Represents assessments for guaranty funds and second-injury funds.

(8)	Represents estimated timing for fulfilling unfunded commitments for investments in real estate partnerships, private equities and hedge funds.

(9)	Represents estimated timing for amounts payable under reinsurance agreements that are accounted for as deposits (amounts reported on a present value basis consistent with the balance sheet presentation).

On January 22, 2004, the Company’s Board of Directors declared a quarterly dividend of $0.08 per share on class A and class B common stock, payable on February 27, 2004, to shareholders of record on February 4, 2004. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of TPC’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. In addition, if the merger with St. Paul is consummated, dividend decisions will be those of the Board of Directors of the combined St. Paul Travelers Companies, Inc. (St. Paul Travelers). Dividends would be paid by St. Paul Travelers only if declared by its Board of Directors out of funds legally available and subject to any other restrictions that may be applicable to St. Paul Travelers. Subject to the foregoing, it is anticipated that St. Paul Travelers will pay a regular quarterly dividend of $0.22 per share, after adjustment for the conversion of Company shares pursuant to the .4334 exchange ratio.

The Company’s principal insurance subsidiaries are domiciled in the State of Connecticut. The insurance holding company law of Connecticut applicable to the Company’s subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that together with other distributions made within the preceding twelve months exceeds the greater of 10% of the insurer’s surplus as of the preceding December 31, or the insurer’s net income for the twelve-month period ended the preceding December 31, in each case determined in accordance with statutory accounting practices. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company’s subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $1.647 billion is available by the end of 2004 for such dividends without prior approval of the Connecticut Insurance Department.

On September 25, 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B stock may be made from time to time in the open market, and it is expected that funding for the program will principally come from dividends from TPC’s operating subsidiaries. Shares repurchased are reported as treasury stock in the consolidated balance sheet. During 2003, TPC repurchased approximately 2.6 million shares of class A common stock at a total cost of $40.0 million, representing the first acquisition of shares under this program. Also during 2003, 1.8 million shares of common stock were acquired from employees as treasury stock primarily to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options. In anticipation of the potential merger with St. Paul, the Company does not anticipate the repurchase of additional shares in 2004.

TPC has the option to defer interest payments on its convertible junior subordinated notes for a period not exceeding 20 consecutive quarterly interest periods. If TPC elects to defer interest payments on the notes, it will not be permitted, with limited exceptions, to pay dividends on its common stock during a deferral period.

The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2003, all of the Company’s insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to claim and claim adjustment expense reserves and related reinsurance recoverables.

Total claims and claim adjustment expense reserves were $34.573 billion at December 31, 2003. The Company maintains property and casualty loss reserves to cover estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. Reserve estimates are continually refined in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional income statement charges.

Some of the Company’s loss reserves are for asbestos and environmental claims and related litigation which aggregated $3.267 billion at December 31, 2003. While the ongoing study of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability, and the risks inherent in major litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding asbestos-related claims could result in liability in future periods that differ from current reserves by an amount that could be material to the Company’s future operating results and financial condition. See the preceding discussion of Asbestos Claims and Litigation and Environmental Claims and Litigation.

Total reinsurance recoverables were $11.174 billion at December 31, 2003 and included $2.018 billion from servicing carrier arrangements with various involuntary assigned risk pools and $2.411 billion of structured settlement annuities. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured business.

The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers. In recent quarters, the Company has experienced an increase in the frequency of these reinsurance coverage disputes. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the company’s rights and obligations under the various reinsurance agreements. The Company employs dedicated specialists and aggressive strategies to manage reinsurance collections and disputes.

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. During 2003, the Company increased the allowance by a net amount of $57.3 million in connection with the Company’s ongoing review process. The allowance for estimated uncollectible reinsurance recoverables was $386.4 million at December 31, 2003. Changes in these estimates could result in additional income statement charges.

CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

Claims and claim adjustment expense reserves by product line were as follows:

(at the year ended December 31, $ in millions)	2003	2002
General liability	$11,041.8	$10,864.4
Property	2,161.9	2,237.2
Commercial multi-peril	3,384.1	3,195.3
Commercial automobile	2,718.3	2,499.1
Workers’ compensation	11,287.5	11,142.6
Fidelity and surety	580.8	655.3
Personal automobile	2,383.6	2,177.4
Homeowners and personal lines — other	916.2	857.1

Property-casualty	34,474.2	33,628.4
Accident and health	98.4	107.6

Claims and claim adjustment expense reserves	$34,572.6	$33,736.0

Asbestos and environmental reserves are included in the General liability and Commercial multi-peril lines in the summary table. Asbestos and environmental reserves are discussed separately, see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves”.

General Discussion

Claims and claim adjustment expense reserves represent management’s estimate of the unpaid liability for claim and claim adjustment expenses. The process for estimating these liabilities begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (“components”) and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

Multiple estimation methods are available for the analysis of ultimate claim liabilities Each estimation method has its own set of assumption variables, and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product line components. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time (and potentially for each reporting date). Therefore, the actual choice of estimation method(s) can change with each evaluation. The estimation method(s) chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the claim liabilities being evaluated.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. This will result in a range of reasonable estimates for any particular claim liability. The Company uses such range analyses to back test whether previously established estimates for reserves at the reporting segments are reasonable, given subsequent information. Reported values found to be closer to the endpoints of a range of reasonable estimates are subject to further detailed reviews. These reviews may substantiate the validity of management’s recorded estimate or lead to a change in the reported estimate.

The exact boundary points of these ranges are more qualitative than quantitative in nature, as no clear line of demarcation exists to determine when the set of underlying assumptions for an estimation method switches from being reasonable to unreasonable. As a result, the Company does not believe that the endpoints of these ranges are or would be comparable across companies. In addition, potential interactions among the different estimation assumptions for different product lines make the aggregation of individual ranges a highly judgmental and inexact process.

A key assumption in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company (and, if necessary, external) data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated.

Risk factors

The major causes of material uncertainty (“risk factors”) generally will vary for each product line, as well as for each separately analyzed component of the product line. In some cases, such risk factors are explicit assumptions of the estimation method and in others, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Some risk factors will affect more than one product line. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, state mix of claimants, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by components within a product line. Individual risk factors are also subject to interactions with other risk factors within product line components.

The effect of a particular risk factor on estimates of claim liabilities can not be isolated in most cases. For example, estimates of potential claim settlements may be impacted by the risk associated with potential court rulings, but the final settlement agreement typically does not delineate how much of the settled amount is due to this and other factors.

The evaluation of data is also subject to distortion from extreme events or structural shifts, sometimes in unanticipated ways. For example, the timing of claims payments in one geographic region will be impacted if claim adjusters are temporarily reassigned from that region to help settle catastrophe claims in another region.

While some changes in the claim environment are sudden in nature (such as a new court ruling affecting the interpretation of all contracts in that jurisdiction), others are more evolutionary. Evolutionary changes can occur when multiple factors affect final claim values, with the uncertainty surrounding each factor being resolved separately, in step-wise fashion. The final impact is not known until all steps have occurred.

Sudden changes generally cause a one-time shift in claim liability estimates, although there may be some lag in reliable quantification of their impact. Evolutionary changes generally cause a series of shifts in claim liability estimate, as each component of the evolutionary change becomes evident and estimable.

Management’s estimates

At least once per quarter, Company management meets with its actuaries to review the latest claim and claim adjustment expense reserve analyses. Based on these analyses, management determines whether its ultimate claim liability estimates should be changed. In doing so, it must evaluate whether the new data provided represents credible actionable information or an anomaly that will have no effect on estimated ultimate claim liability. For example, as described above, payments may have decreased in one geographic region due to fewer claim adjusters being available to process claims. The resulting claim payment patterns would be analyzed to determine whether or not the change in payment pattern represents a change in ultimate claim liability.

Such an assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform. This is due to the need to evaluate the underlying cause of the trends observed, and may include the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company’s estimated claim liabilities. The final estimate selected by management in a reporting period is a function of these detailed analyses of past data, adjusted to reflect any new actionable information.

Discussion of Product Lines

The following section details reserving considerations and common risk factors by product line. There are many additional risk factors that may impact ultimate claim costs. Each risk factor presented will have a different impact on required reserves. Also, risk factors can have offsetting or compounding effects on required reserves. For example, in workers’ compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single risk factor and construct a meaningful sensitivity expectation.

General Liability

General liability is considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction, and specific policy provisions such as self-insured retentions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for “construction defect” claims).

General liability reserves are generally analyzed as two components: primary and excess/umbrella, with the primary component generally analyzed separately for bodily injury and property damage. Bodily injury liability payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder’s legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage liability payments result from damages to the claimant’s private property arising from the policyholder’s legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. In addition, sizable unique exposures are reviewed separately, such as asbestos, environmental, other mass torts, construction defect, and large unique accounts that would otherwise distort the analysis. These unique categories often require reserve analyses that do not rely on traditional actuarial methods.

Legal fees are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims.

Examples of common risk factors that can change and, thus, affect the required general liability reserves (beyond those included in the general discussion section) include:

General liability risk factors

Changes in claim handling philosophies
Changes in policy provisions or court interpretation of such provision
New theories of liability
Trends in jury awards
Changes in the propensity to sue
Changes in statutes of limitations
Changes in the underlying court system
Distortions from large single accounts or single issues
Changes in tort law
Shifts in law suit mix between federal and state courts
Changes in claim adjuster office structure (causing distortions in the data)

General liability book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements)
Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

Property

Property is considered a short tail line with a simpler and faster claim adjustment process than liability coverages, and less uncertainty in the reserve setting process. The claim reporting and settlement process for property coverage claim reserves is generally restricted to the insured and the insurer.

Property reserves are typically analyzed in two components, one for catastrophic or other large single events, and another for all other events. Examples of common risk factors that can change and, thus, affect the required property reserves (beyond those included in the general discussion section) include:

Property risk factors

Physical concentration of policyholders
Availability and cost of local contractors
For the more severe catastrophic events, “demand surge” inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs
Local building codes
Amount of time to return property to full usage (for business interruption claims)
Court interpretation of policy provisions (such as occurrence definition)
Lags in reporting claims (e.g. winter damage to summer homes, hidden damage after an earthquake)
Court or legislative changes to the statute of limitations

Property book of business risk factors

Policy provisions mix (e.g., deductibles, policy limits, endorsements)
Changes in underwriting standards

Commercial Multi-Peril

Commercial multi-peril provides a combination of property and liability coverage typically for small businesses and, therefore, includes both short and long tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the other coverages, generally for the liability coverages, it takes a longer period of time to close claims.

The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses. The reserving risk for this line differs from that of the general liability product line and the property product line due to the nature of the customer. Commercial multi-peril is generally sold to smaller sized accounts, while the customer profile for general liability and property include larger customers.

See the discussions under the property and general liability product lines with regard to reserving risk for commercial multi-peril.

Commercial Automobile

The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. This mixture of claim payments creates a moderate estimation risk.

Commercial automobile reserves are typically analyzed in four components; bodily injury liability, property damage liability, collision claims and comprehensive claims. These last two components have minimum reserve risk and fast payouts and, accordingly, separate risk factors are not presented.

Examples of common risk factors that can change and, thus, affect the required commercial automobile reserves (beyond those included in the general discussion section) include:

Bodily injury and property damage liability risk factors

Trends in jury awards
Changes in the underlying court system
Changes in case law
Litigation trends
Frequency of claims with payment capped by policy limits
Change in average severity of accidents, or proportion of severe accidents
Subrogation opportunities
Changes in claim handling philosophies
Frequency of visits to health providers
Number of medical procedures given during visits to health providers
Types of health providers used
Types of medical treatments received
Changes in cost of medical treatments
Degree of patient responsiveness to treatment

Commercial automobile book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
Changes in mix of insured vehicles (e.g., long haul trucks versus local and smaller vehicles, fleet risks versus non-fleets)
Changes in underwriting standards

Workers’ Compensation

Workers’ compensation is considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker’s life, such as permanent disability benefits and on-going medical care.

Workers’ compensation reserves are typically analyzed in three components: indemnity losses, medical losses and claim adjustment expenses.

Examples of common risk factors that can change and, thus, affect the required workers’ compensation reserves (beyond those included in the general discussion section) include:

Indemnity risk factors

Time required to recover from the injury
Degree of available transitional jobs
Degree of legal involvement
Changes in the interpretations and processes of the workers’ compensation commissions’ oversight of claims1
Future wage inflation for states that index benefits
Changes in the administrative policies of second injury funds

1 These are administrative bodies that evaluate whether or not a given claim for workers’ compensation benefits is valid. Duties include the determination of whether a given injury arose out of the scope of employment, or the determination of the degree of injury where disputes exist.

Medical risk factors

Changes in the cost of medical treatments and underlying fee schedules (“inflation”)
Frequency of visits to health providers
Number of medical procedures given during visits to health providers
Types of health providers used
Type of medical treatments received
Use of preferred provider networks and other medical cost containment practices
Availability of new medical processes and equipment
Changes in the use of pharmaceutical drugs
Degree of patient responsiveness to treatment

Workers’ compensation book of business risk factors

Product mix
Injury type mix
Changes in underwriting standards

General workers’ compensation risk factors

Frequency of claim reopenings on claims previously closed
Mortality trends of injured workers with lifetime benefits and medical treatment
Degree of cost shifting between workers’ compensation and health insurance

Fidelity and Surety

Fidelity is considered a short tail coverage. It takes a relatively short period of time to finalize and settle fidelity claims. The volatility of fidelity reserves is generally related to the type of business of the insured, the size and complexity of the insured’s business operations, amount of policy limit and attachment point of coverage. The uncertainty surrounding reserves for small, commercial insureds is typically less than the uncertainty for large commercial or financial institutions. The low severity, high frequency nature of small commercial fidelity losses provides for stability in loss estimates whereas, the high severity, low frequency nature of losses for large insureds results in a wider range of ultimate loss outcomes. Actuarial techniques that rely on a stable pattern of loss development are generally not applicable to high severity, low frequency policies.

Surety is also considered a short tail coverage. The frequency of losses in surety correlates with economic cycles as the primary cause of surety loss is the inability to perform financially. The volatility of surety reserves is generally related to the type of business performed by the insured, the type of bonded obligation, the amount of limit exposed to loss, and the amount of assets available to the insurer to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of an insured’s assets. Surety claims are generally high severity, low frequency in nature. Other claim factors affecting reserve variability of surety includes litigation related to amounts owed by and due the insured (e.g., salvage and subrogation efforts) and the results of financial restructuring of an insured.

Examples of common risk factors that can change and, thus, affect the required fidelity and surety reserves (beyond those included in the general discussion section) include:

Fidelity risk factors

Type of business of insured
Policy limit and attachment points
Third-party claims
Coverage litigation
Complexity of claims
Growth in insureds’ operations

Surety risk factors

Economic trends
Concentration of reserves in a relatively few large claims
Type of business insured
Type of obligation insured
Cumulative limits of liability for insured
Assets available to mitigate loss
Defective workmanship/latent defects
Financial strategy of insured
Changes in statutory obligations
Geographic spread of business

Personal Automobile

Personal automobile includes both short and long tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. This mixture of claim payments creates a moderate estimation risk.

Personal automobile reserves are typically analyzed in five components: bodily injury liability, property damage liability, no-fault losses, collision claims and comprehensive claims. These last two components have minimum reserve risk and fast payouts and, accordingly, separate factors are not presented.

Examples of common risk factors that can change and, thus, affect the required personal automobile reserves (beyond those included in the general discussion section) include:

Bodily injury and property damage liability risk factors

Trends in jury awards
Changes in the underlying court system and its philosophy
Changes in case law
Litigation trends
Frequency of claims with payment capped by policy limits
Change in average severity of accidents, or proportion of severe accidents
Subrogation opportunities
Degree of patient responsiveness to treatment
Changes in claim handling philosophies

No-Fault risk factors (for selected states and time periods)

Effectiveness of no-fault laws
Frequency of visits to health providers
Number of medical procedures given during visits to health providers
Types of health providers used
Types of medical treatments received
Changes in cost of medical treatments
Degree of patient responsiveness to treatment

Personal automobile book of business risk factors

Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
Changes in underwriting standards

Homeowners and Personal Lines Other

Homeowners is considered a short tail coverage. Most payments are related to the property portion of the policy, where the claim reporting and settlement process is generally restricted to the insured and the insurer. Claims on property coverage are typically reported soon after the actual damage occurs, although delays of several months are not unusual. The claim is settled when the two parties agree on the amount due in accordance with the policy contract language and the appropriate payment is made (or alternatively, the property replacement/repair is performed by the insurer). The resulting settlement process is typically fairly short term, although exceptions do exist.

The liability portion of the homeowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation. In addition, reserves related to umbrella coverages have greater uncertainty since umbrella liability payments are often made far into the future.

Homeowners reserves are typically analyzed in two components: non-catastrophe related losses and catastrophe loss payments.

Examples of common risk factors that can change and, thus, affect the required homeowners reserves (beyond those included in the general reserve discussion section) include:

Non-catastrophe risk factors

Salvage opportunities
Amount of time to return property to residential use
Changes in weather patterns
Local building codes
Litigation trends
Trends in jury awards

Catastrophe risk factors

Physical concentration of policyholders
Availability and cost of local contractors
Local building codes
Quality of construction of damaged homes
Amount of time to return property to residential use
For the more severe catastrophic events, “demand surge” inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs

Homeowners book of business risk factors

Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)
Degree of concentration of policyholders
Changes in underwriting standards

OTHER MATTERS

Reserves for losses and loss adjustment expenses on a statutory basis were $24.029 billion, $23.280 billion and $20.215 billion at December 31, 2003, 2002 and 2001, respectively. The $749.0 million increase from December 31, 2002 to December 31, 2003 was primarily due to business growth, and reserve strengthening at Gulf which increased reserves by $521.1 million and American Equity which increased reserves by $115.0 million, partially offset by asbestos and environmental net loss payments of $607.0 million. The $3.065 billion increase from December 31, 2001 to December 31, 2002 was primarily due to the increase in asbestos reserves of $2.584 billion during the year, partially offset by net loss payments of $521.7 million for asbestos and environmental claims.

Prior to the IPO, the Company participated in Citigroup’s Capital Accumulation Plan (CAP) that provided for the issuance of shares of Citigroup common stock in the form of restricted stock awards to eligible officers and other key employees. On August 20, 2002, in connection with the Citigroup Distribution, the unvested outstanding awards of restricted stock and deferred shares held by Company employees on that date under Citigroup CAP awards, were cancelled and replaced by awards comprised primarily of 3.1 million newly issued shares of class A common stock at a total market value of $53.3 million based on the closing price of the class A common stock on August 20, 2002. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. The value of these newly issued shares along with class A and class B common stock received in the Citigroup Distribution on the Citigroup restricted shares, were equal to the value of the cancelled Citigroup restricted share awards. In addition the Board of Directors plan allows deferred receipt of shares of class A common stock (deferred stock) to a future distribution date or upon termination of their service.

Prior to the Citigroup Distribution on August 20, 2002, unearned compensation expense associated with the Citigroup restricted common stock grants is included in other assets in the consolidated balance sheet. Following the Citigroup Distribution and the issuance of replacement stock awards in the Company’s class A and class B shares on August 20, 2002, the unamortized unearned compensation expense associated with these awards is included as unearned compensation in the consolidated balance sheet. Unearned compensation expense is recognized as a charge to income ratably over the vesting period. The after-tax compensation cost charged to earnings for these restricted stock and deferred stock awards was $17.1 million, $17.0 million and $19.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. See note 10 of notes to the Company’s consolidated financial statements for a discussion of restricted common stock awards.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and oral statements by management of the Company may contain, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, the Company has forward-looking statements about the Company’s results of operations, financial condition, liquidity, and the sufficiency of the Company’s asbestos reserves. These forward-looking statements also include statements about the Company’s proposed merger with St. Paul, including but not limited to statements regarding the integration of the Company’s business with St. Paul’s under the heading “Outlook” and elsewhere.

Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Actual results may differ materially from those expressed or implied. In particular, the sufficiency of the Company’s asbestos reserves, as well as the Company’s results of operations, financial condition and liquidity, to the extent impacted by the sufficiency of the Company’s asbestos reserves, is subject to a number of potential adverse developments including, among others, adverse developments involving asbestos claims and related litigation, the willingness of parties, including the Company, to settle disputes, the impact of aggregate policy coverage limits, and the impact of bankruptcies of various asbestos producers and related businesses. In addition, we may not be able to fully integrate the Company’s business with that of St. Paul’s in the manner or in the time frame currently anticipated.

Some of the other factors that could cause actual results to differ include, but are not limited to, the following: the Company’s inability to obtain price increases due to competition or otherwise; the performance of the Company’s investment portfolios, which could be adversely impacted by adverse developments in U.S. and global financial markets, interest rates and rates of inflation; weakening U.S. and global economic conditions; insufficiency of, or changes in, loss reserves; the occurrence of catastrophic events, both natural and man-made, including terrorist acts, with a severity or frequency exceeding the Company’s expectations; exposure to, and adverse developments involving, environmental claims and related litigation; the impact of claims related to exposure to potentially harmful products or substances, including, but not limited to, lead paint, silica and other potentially harmful substances; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; developments relating to coverage and liability for mold claims; the effects of corporate bankruptcies on surety bond claims; adverse developments in the cost, availability and/or ability to collect reinsurance; the ability of the Company’s subsidiaries to pay dividends to the Company; adverse outcomes in legal proceedings; judicial expansion of policy coverage and the impact of new theories of liability; the impact of legislative actions, including federal and state legislation related to asbestos liability reform; larger than expected assessments for guaranty funds and mandatory pooling arrangements; a downgrade in the Company’s claims-paying and financial strength ratings; the loss or significant restriction on the Company’s ability to use credit scoring in the pricing and underwriting of Personal Lines policies; and amendments and changes to the risk-based capital requirements. The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update these forward-looking statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company’s primary market risk exposures and how those exposures are currently managed as of December 31, 2003. The Company’s market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

The carrying value of the Company’s investment portfolio as of December 31, 2003 and 2002 was $38.653 billion and $38.425 billion, respectively, of which 85% and 78% was invested in fixed maturity securities, respectively. The increase in the percentage of total investments invested in fixed maturity securities is due to the Company’s investment strategy to deploy available cash flow from operations to fixed maturity investments. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company’s exposure to equity price risk and foreign exchange risk is not significant. The Company has no direct commodity risk.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through cash market transactions.

For the Company’s investment portfolio, there were no significant changes in the Company’s primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2002. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

The primary market risk for all of the Company’s debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company’s debt see notes 8 and 10 to the Company’s consolidated financial statements as well as the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

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

For invested assets, duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2003 and 2002.

For debt and fixed rate trust securities, the change in fair value is determined by calculating hypothetical December 31, 2003 and 2002 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $1.2 billion and $1.5 billion based on a 100 basis point increase in interest rates as of December 31, 2003 and 2002, respectively. This loss value only reflects the impact of an interest rate increase on the fair value of the Company’s financial instruments, which constitute approximately 57% of total assets and approximately 5% of total liabilities as of December 31, 2003 and approximately 57% of total assets and approximately 6% of total liabilities as of December 31, 2002. As a result, the loss value excludes a significant portion of the Company’s consolidated balance sheet which would materially mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

For example, some non-financial instruments, primarily insurance accounts for which the fixed maturity portfolio’s primary purpose is to fund future claims payments, are not reflected in the development of the above loss value. These non-financial instruments include premium balances receivable, reinsurance recoverables, claims and claim adjustment expense reserves and unearned premium reserves. The Company’s sensitivity model also calculates a potential loss in fair value with the inclusion of these non-financial instruments. For non-financial instruments, changes in fair value are determined by calculating the present value of the estimated cash flows associated with such instruments using risk-free rates as of December 31, 2003 and 2002, calculating the resulting duration, then using that duration to determine the change in value for a 100 basis point change.

Based on the sensitivity analysis model the Company uses, the loss in fair value of market sensitive instruments, including these non-financial instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2003 and 2002 is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders
Travelers Property Casualty Corp.:

We have audited the accompanying consolidated balance sheet of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 and its methods of accounting for derivative instruments and hedging activities and for securitized financial assets in 2001.

/s/KPMG LLP

Hartford, Connecticut
January 28, 2004

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

For the year ended December 31,	2003	2002	2001

Revenues
Premiums	$12,545.4	$11,155.3	$9,410.9
Net investment income	1,868.8	1,880.5	2,034.0
Fee income	560.0	454.9	347.4
Net realized investment gains	38.0	146.7	322.5
Recoveries from former affiliate	—	520.0	—
Other revenues	127.0	112.3	115.7

Total revenues	15,139.2	14,269.7	12,230.5

Claims and expenses
Claims and claim adjustment expenses	9,118.4	11,138.5	7,764.7
Amortization of deferred acquisition costs	1,983.7	1,810.2	1,538.7
Interest expense	166.4	156.8	204.9
General and administrative expenses	1,641.3	1,424.0	1,333.2

Total claims and expenses	12,909.8	14,529.5	10,841.5

Income (loss) before federal income taxes, minority interest and cumulative effect of changes in accounting principles	2,229.4	(259.8)	1,389.0
Federal income taxes (benefit)	537.4	(476.5)	326.8
Minority interest, net of tax	(4.0)	1.1	—

Income before cumulative effect of changes in accounting principles	1,696.0	215.6	1,062.2
Cumulative effect of change in accounting principles for:
Goodwill and other intangible assets, net of tax	—	(242.6)	—
Derivative instruments and hedging activities, net of tax	—	—	4.5
Securitized financial assets, net of tax	—	—	(1.3)
Net income (loss)	$1,696.0	$(27.0)	$1,065.4

Basic earnings per share
Income before cumulative effect of changes in accounting principles	$1.69	$0.23	$1.38
Cumulative effect of changes in accounting principles, net of tax	—	(0.26)	0.01

Net income (loss)	$1.69	$(0.03)	$1.39

Diluted earnings per share
Income before cumulative effect of changes in accounting principles	$1.68	$0.23	$1.38
Cumulative effect of changes in accounting principles, net of tax	—	(0.26)	0.01

Net income (loss)	$1.68	$(0.03)	$1.39

Weighted average number of common shares outstanding	1,002.0	949.5	769.0
Weighted average number of common shares outstanding and common stock equivalents	1,007.3	951.2	769.0

See notes to consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except shares and per share data)

At December 31,	2003	2002

Assets
Fixed maturities, available for sale at fair value (including $696.4 and $580.5 at December 31, 2003 and 2002, respectively, subject to securities lending and repurchase agreements) (amortized cost $31,478.3 and $28,877.8)	$33,045.5	$30,003.2
Equity securities, at fair value (cost $672.3 and $861.9)	732.6	851.5
Mortgage loans	210.8	257.9
Real estate held for sale	1.5	12.5
Short-term securities	2,138.3	4,853.6
Trading securities	57.2	40.7
Other investments	2,467.0	2,405.8

Total investments	38,652.9	38,425.2

Cash	352.1	92.2
Investment income accrued	361.8	339.3
Premium balances receivable	4,089.5	3,861.4
Reinsurance recoverables	11,173.9	10,977.5
Deferred acquisition costs	964.9	873.0
Deferred federal income taxes	677.9	1,447.1
Contractholder receivables	3,120.7	2,544.1
Goodwill	2,411.5	2,411.5
Receivables for investment sales	182.4	138.7
Other assets	2,884.4	3,027.5

Total assets	$64,872.0	$64,137.5

Liabilities
Claims and claim adjustment expense reserves	$34,572.6	$33,736.0
Unearned premium reserves	7,110.8	6,459.9
Contractholder payables	3,120.7	2,544.1
Notes payable to former affiliates	—	700.0
Long-term debt	1,756.0	926.2
Convertible junior subordinated notes payable	868.7	867.8
Convertible notes payable	49.8	49.7
Payables for investment purchases	531.2	3,737.9
Payables for securities lending and repurchase agreements	711.0	597.9
Other liabilities	4,164.5	3,480.7

Total liabilities	52,885.3	53,100.2

TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI	—	900.0

Shareholders’ equity
Common stock:
Class A, $.01 par value, 1.5 billion shares authorized, 510.2 million and 504.2 million issued, and 505.7 million and 503.9 million outstanding at December 31, 2003 and 2002, respectively	5.1	5.0
Class B, $.01 par value, 1.5 billion shares authorized, 500.0 million issued, and 499.8 million and 500.0 million outstanding at December 31, 2003 and 2002, respectively	5.0	5.0
Additional paid-in capital	8,705.2	8,618.4
Retained earnings	2,290.2	880.5
Accumulated other changes in equity from nonowner sources	1,085.5	656.6
Treasury stock, at cost (4.7 million and .3 million shares)	(74.4)	(4.9)
Unearned compensation	(29.9)	(23.3)

Total shareholders’ equity	11,986.7	10,137.3

Total liabilities and shareholders’ equity	$64,872.0	$64,137.5

See notes to consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions)

For the year ended December 31,	2003	2002	2001

Common stock and additional paid-in capital
Balance, beginning of year	$8,628.4	$4,440.7	$3,823.4
Net proceeds from initial public offering	—	4,089.5	—
Net shares issued under employee stock-based compensation plans	78.6	64.7	—
Acquisition of affiliates	—	—	578.0
Other	8.3	33.5	39.3

Balance, end of year	8,715.3	8,628.4	4,440.7

Retained earnings
Balance, beginning of year	880.5	6,004.2	4,989.9
Net income (loss)	1,696.0	(27.0)	1,065.4
Receipts from former subsidiaries	—	157.5	474.9
Dividends	(286.3)	(5,254.2)	(526.0)

Balance, end of year	2,290.2	880.5	6,004.2

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	656.6	241.4	400.7
Net unrealized gain (loss) on investment securities, net of reclassification adjustment	328.7	475.4	(172.0)
Minimum pension liability adjustment	62.0	(68.3)	—
Net unrealized gains on investment securities obtained as part of affiliate acquisition	—	—	21.1
Other (1)	38.2	8.1	(8.4)

Balance, end of year	1,085.5	656.6	241.4

Treasury stock (at cost)
Balance, beginning of year	(4.9)	—	—
Treasury stock acquired	(40.0)	—	—
Net shares issued under employee stock-based compensation plans	(29.5)	(4.9)	—

Balance, end of year	(74.4)	(4.9)	—

Unearned compensation
Balance, beginning of year	(23.3)	—	—
Net shares issued under restricted stock employee stock-based compensation plans	(31.9)	(29.3)	—
Restricted stock amortization	25.3	6.0	—

Balance, end of year	(29.9)	(23.3)	—

Total shareholders’ equity	$11,986.7	$10,137.3	$10,686.3

Common shares outstanding
Balance, beginning of year	1,003.9	769.0	769.0
Shares issued in Initial Public Offering	—	231.0	—
Net shares issued under employee stock-based compensation plans	4.2	3.9	—
Treasury stock acquired	(2.6)	—	—

Balance, end of year	1,005.5	1,003.9	769.0

Summary of changes in equity from nonowner sources
Net income (loss)	$1,696.0	$(27.0)	$1,065.4
Other changes in equity from nonowner sources, net of tax	428.9	415.2	(180.4)

Total changes in equity from nonowner sources	$2,124.9	$388.2	$885.0

(1)	Includes foreign currency translation adjustments, changes in value of private equity securities and the cumulative effect of the change in accounting for derivative instruments.

See notes to consolidated financial statements.

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

For the year ended December 31,	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$1,696.0	$(27.0)	$1,065.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net realized investment gains	(38.0)	(146.7)	(322.5)
Cumulative effect of changes in accounting principles, net of tax	—	242.6	(3.2)
Depreciation and amortization	84.7	41.8	121.9
Deferred federal income taxes (benefits)	539.1	(588.8)	11.1
Amortization of deferred policy acquisition costs	1,983.7	1,810.2	1,538.7
Premium balances receivable	(228.1)	(204.4)	(174.1)
Reinsurance recoverables	(196.4)	69.8	(1,386.2)
Deferred acquisition costs	(2,075.6)	(1,915.1)	(1,619.8)
Claims and claim adjustment expense reserves	836.6	2,999.4	1,479.0
Unearned premium reserves	650.9	793.0	407.6
Trading account activities	(16.5)	115.6	(73.8)
Recoveries from former affiliate	360.7	159.3	—
Other	236.3	(424.1)	175.1

Net cash provided by operating activities	3,833.4	2,925.6	1,219.2

Cash flows from investing activities
Proceeds from maturities of investments
Fixed maturities	4,461.7	3,013.3	2,081.4
Mortgage loans	58.8	21.6	15.8
Proceeds from sales of investments
Fixed maturities	8,342.5	12,518.5	14,469.2
Equity securities	254.1	127.2	469.7
Real estate held for sale	11.0	23.3	—
Purchases of investments
Fixed maturities	(15,555.2)	(19,005.3)	(16,008.7)
Equity securities	(60.6)	(99.6)	(67.4)
Mortgage loans	(11.7)	(5.2)	(4.1)
Real estate	—	(1.2)	(6.2)
Short-term securities, (purchases) sales, net	2,910.2	(1,730.9)	(106.1)
Other investments, net	59.8	244.7	(667.9)
Securities transactions in course of settlement	(2,945.6)	2,623.4	58.3
Business acquisitions	—	—	(329.5)

Net cash used in investing activities	(2,475.0)	(2,270.2)	(95.5)

Cash flows from financing activities
Issuance of convertible notes, net	—	917.3	—
Issuance of short-term debt	549.5	—	211.8
Payment of short-term debt	(550.0)	—	(211.8)
Issuance of long-term debt	1,381.9	549.4	—
Payment of long-term debt	(553.0)	(3.0)	(500.0)
Issuance of note payable to former affiliate	—	250.0	775.0
Payment of note payable to former affiliate	(700.0)	(6,349.0)	(1,315.0)
Redemption of mandatorily redeemable preferred stock	(900.0)	—	—
Treasury stock acquired:
Purchased	(40.0)	—	—
Net shares issued under employee stock-based compensation plans	(17.6)	(3.7)	—
Initial public offering	—	4,089.5	—
Issuance of common stock-employee stock options	40.4	10.1	—
Receipts from former affiliates	—	157.5	474.9
Dividends to shareholders	(281.8)	—	—
Dividends to former affiliate	—	(157.5)	(526.0)
Payment of dividend on subsidiary’s preferred stock	(5.2)	(2.2)	—
Purchase of real estate from former affiliate	—	(68.2)	—
Transfer of employee benefit obligations to former affiliates	(22.7)	(172.4)	—
Transfer of lease obligations to former affiliate	—	(87.8)	—
Return of capital from former subsidiaries	—	—	8.0
Minority investment in subsidiary	—	89.5	—
Other	—	(19.6)	—

Net cash used in financing activities	(1,098.5)	(800.1)	(1,083.1)

Net increase (decrease) in cash	259.9	(144.7)	40.6
Cash at beginning of period	92.2	236.9	196.3

Cash at end of period	$352.1	$92.2	$236.9

Supplemental disclosure of cash flow information
Income taxes (refunded) paid	$(64.2)	$83.4	$325.6
Interest paid	$139.7	$140.6	$129.7

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Travelers Property Casualty Corp. (TPC) and its subsidiaries (collectively, the Company). Certain reclassifications have been made to prior years’ financial statements to conform to the current year’s presentation. Significant intercompany transactions and balances have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

TPC was reorganized in connection with its initial public offering (IPO) on March 21, 2002. Pursuant to the reorganization, which was completed on March 19, 2002, TPC’s consolidated financial statements have been adjusted to exclude the accounts of certain formerly wholly-owned TPC subsidiaries, principally The Travelers Insurance Company (TIC) and its subsidiaries (U.S. life insurance operations), certain other wholly-owned noninsurance subsidiaries of TPC and substantially all of TPC’s assets and certain liabilities not related to the property casualty business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

On August 20, 2002, Citigroup made a tax-free distribution to its stockholders (the Citigroup Distribution), of a portion of its ownership interest in TPC, which, together with the shares issued in the IPO, represented more than 90% of TPC’s common equity and more than 90% of the combined voting power of TPC’s outstanding voting securities. For each 100 shares of Citigroup outstanding common stock, approximately 4.32 shares of TPC class A common stock and 8.88 shares of TPC class B common stock were distributed. At December 31, 2003 and 2002, Citigroup held for their own account 9.87% and 9.95%, respectively, of TPC’s common equity and 9.87% and 9.98%, respectively, of the combined voting power of TPC’s outstanding voting securities. Citigroup received a private letter ruling from the Internal Revenue Service that the Citigroup Distribution was tax-free to Citigroup, its stockholders and TPC. As part of the ruling process, Citigroup agreed to vote the shares it continues to hold following the Citigroup Distribution pro rata with the shares held by the public and to divest the remaining shares it holds within five years following the Citigroup Distribution.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Adoption of New Accounting Standards

Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (FASB) issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R separates entities into two groups: (1) those for which voting interests are used to determine consolidation and (2) those for which variable interests are used to determine consolidation. FIN 46R clarifies how to identify a variable interest entity (VIE) and how to determine when a business enterprise should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. A company that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is the primary beneficiary and is required to consolidate the VIE into its financial statements. FIN 46R also requires disclosure of certain information where the reporting company is the primary beneficiary or holds a significant variable interest in a VIE (but is not the primary beneficiary).

FIN 46R is effective for public companies that have interests in VIEs or potential VIEs that are special-purpose entities for periods ending after December 15, 2003. Application by public companies for all other types of entities is required for periods ending after March 15, 2004. The Company has chosen to adopt FIN 46R effective December 31, 2003.

The adoption of FIN 46R did not have any impact on the Company’s consolidated financial condition or results of operations as no consolidation was required. However, the Company holds interests in hedge fund investments that are considered significant under FIN 46R, and the hedge funds are accounted for under the equity method of accounting and are included in other invested assets in the consolidated balance sheet.

Hedge funds are unregistered private investment partnerships, funds or pools that may invest and trade in many different markets, using a variety of strategies and instruments (including securities, non-securities and derivatives). The three hedge funds that were determined to be significant VIEs have a total value for all investors combined of approximately $326.2 million at December 31, 2003. The Company’s share of these funds has a carrying value of approximately $93.0 million at December 31, 2003. The Company’s involvement with these funds began in the third quarter of 2002. There are various purposes of the Company’s involvement in these funds, including but not limited to the following:

•	To seek capital appreciation by investing and trading in securities, including without limitation investments in common stock, bonds, notes, debentures, investment contracts, partnership interests, options, warrants.

•	To buy and sell U.S. and non-U.S. assets with a primary focus on a diversified pool of structured mortgage and asset-backed securities offering attractive and relative value.

•	To exploit arbitrage opportunities in a broad range of equity and fixed income markets.

The Company does not have any unfunded commitments associated with these hedge fund investments, and its exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Retirement-Plan Disclosures

In December 2003, the FASB issued a revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (Revised FAS 132). The Revised FAS 132 does not change the measurement or recognition provisions required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and Termination of Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” This statement retains the disclosure requirements of the original FAS 132 issued in February 1998 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Revised FAS 132 is effective for fiscal years ending after December 15, 2003, except for disclosures of estimated future benefit payments, which are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. Effective December 31, 2003, the Company adopted the Revised FAS 132.

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

Effective December 31, 2003, the Company adopted FASB Emerging Issues Task Force (EITF) Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 requires that certain quantitative and qualitative disclosures be made for debt and marketable equity securities classified as available for sale or held to maturity that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (FAS 148), an amendment to FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123). Provisions of this statement provide two additional alternative transition methods: modified prospective method and retroactive restatement method, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The statement eliminates the use of the original FAS 123 prospective method of transition alternative for those entities that change to the fair value based method in fiscal years beginning after December 15, 2003. It also amends the disclosure provisions of FAS 123 to require prominent annual disclosure about the effects on reported net income in the Summary of Significant Accounting Policies and also requires disclosure about these effects in interim financial statements. These provisions are effective for financial statements for fiscal years ending after December 15, 2002. Accordingly, the Company adopted the applicable disclosure requirements of this statement beginning with year-end 2002 reporting. The transition provisions of this statement apply upon adoption of the FAS 123 fair value based method.

Effective January 1, 2003, the Company adopted the fair value method of accounting for its employee stock-based compensation plans as defined in FAS 123. FAS 123 indicates that the fair value based method is the preferred method of accounting. The Company has elected to use the prospective recognition transition alternative of FAS 148. Under this alternative only the awards granted, modified, or settled after January 1, 2003 will be accounted for in accordance with the fair value method. The adoption of FAS 123 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Effective January 1, 2003, the Company adopted FASB Statement of Financial Accounting Standards No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

•	A financial instrument issued in the form of shares that is mandatorily redeemable — that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur;

•	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer’s equity shares that is to be physically settled or net cash settled);

•	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares,

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The Company stopped amortizing goodwill on January 1, 2002. Net income and earnings per share adjusted to exclude goodwill amortization expense for the year ended December 31, 2001 is as follows:

(for the year ended December 31, in millions, except per share data)	2001

Net income
Reported net income	$1,065.4
Goodwill amortization	71.8

Adjusted net income	$1,137.2

Basic and diluted earnings per share
Reported earnings per share	$1.39
Goodwill amortization	0.09

Adjusted earnings per share	$1.48

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

As a result of adopting FAS 133, the Company recorded a benefit of $4.5 million after tax, reflected as a cumulative effect adjustment in the consolidated statement of income and a charge of $4.0 million after tax, reflected as a cumulative effect adjustment in the accumulated other changes in equity from nonowner sources section of shareholders’ equity. In addition, the Company redesignated certain investments as trading from available for sale in accordance with the transition provisions of FAS 133 resulting in a gross gain of $8.0 million after tax, reflected in net realized investment gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In April 2003, the FASB issued Statement of Financial Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149), which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133. FAS 149 amends FAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to FAS 133. FAS 149 also clarifies under what circumstances a contract with an initial net investment and purchases and sales of when-issued securities that do not yet exist meet the characteristics of a derivative. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a significant impact on the Company’s results of operations, financial condition or liquidity.

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets

Effective April 1, 2001, the Company adopted EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20). EITF 99-20 provides new guidance on the recognition and measurement of interest income and impairment on certain investments, e.g., certain asset-backed securities. The recognition of impairment resulting from the adoption of EITF 99-20 is to be recorded as a cumulative effect adjustment as of the beginning of the fiscal quarter in which it is adopted. Interest income on beneficial interests falling within the scope of EITF 99-20 is to be recognized prospectively. As a result of adopting EITF 99-20, the Company recorded a charge of $1.3 million after tax, reflected as a cumulative effect adjustment. The implementation of this EITF did not have a significant impact on results of operations, financial condition or liquidity.

Accounting Policies

Investments

Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities are valued based upon quoted market prices or dealer quotes, or if quoted market prices or dealer quotes are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. Also included in fixed maturities are loan-backed and structured securities, which are amortized using the retrospective method. The effective yield used to determine amortization is calculated based upon actual historical and projected future cash flows, which are obtained from a widely-accepted securities data provider. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to shareholders’ equity.

Equity securities, which include common and nonredeemable preferred stocks, are classified as available for sale and carried at fair value based on quoted market prices. Changes in fair values of equity securities, net of income tax, are charged or credited directly to shareholders’ equity.

Mortgage loans are carried at amortized cost. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not significant at December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Other invested assets include certain private equity securities along with partnership investments and real estate joint ventures and are accounted for on the equity method of accounting. Undistributed income is reported in net investment income.

Investment Gains and Losses

Net realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. A decline in the value of a security below its amortized cost basis is assessed to determine if the decline is other-than-temporary. If so, the security is deemed to be impaired, and a charge is recorded in net realized investment gains and losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Goodwill and Intangible Assets

The Company adopted FAS 141 and FAS 142 effective January 1, 2002. Upon adoption of FAS 141 and FAS 142, the Company stopped amortizing goodwill. Instead, goodwill is tested for impairment at least annually using a two-step process. The first step is performed to identify potential impairment and, if necessary, the second step is performed for the purpose of measuring the amount of impairment, if any. Other intangible assets that are not deemed to have an indefinite useful life continue to be amortized over their useful lives. The Company does not have indefinite-lived intangible assets as of December 31, 2003.

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

Claims and Claim Adjustment Expense Reserves

Claims and claim adjustment expense reserves represent estimated provisions for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet at December 31, 2003 and 2002 are $1.325 billion and $1.370 billion, respectively, of reserves related to workers’ compensation that have been discounted using an interest rate of 5%. Also included at December 31, 2003 and 2002 are $445.4 million and $456.1 million, respectively, of reserves related to certain fixed and determinable asbestos-related settlements, where all payment amounts and their timing are known, that have been discounted using a range of interest rates of 1.56% to 5.50%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Securities Lending Payable and Dollar-Roll Repurchase Agreements

The Company engages in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. The Company either receives cash or marketable securities as collateral equal to at least the market value of the loaned securities plus accrued interest. Collateral is marked to market daily. In those cases where cash collateral is received, the Company reinvests the collateral in a short-term investment pool, the loaned securities remain a recorded asset of the Company and a liability is recorded to recognize the Company’s obligation to return the collateral at the end of the loan. Where marketable securities have been received as collateral, the collateral is held by a third party custodian (tri-party lending agreement), and the Company has the right to access the collateral only in the event that the institution borrowing the Company’s securities is in default under the lending agreement. In those cases where marketable securities are received as collateral, the Company does not recognize the receipt of the collateral held by the third party custodian or the obligation to return the collateral. The loaned securities remain a recorded asset of the Company.

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

Other Liabilities

Included in other liabilities in the consolidated balance sheet is the Company’s estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2003 and 2002, the Company had a liability of $180.3 million and $171.1 million, respectively, for guaranty fund and other assessments and related recoveries of $15.1 million and $14.3 million, respectively. The liability for such assessments and their related recoveries are not discounted for the time value of money. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers’ compensation claimants and the recoveries are expected to occur over the same period of time.

Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers’ compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1%, 2% and 2% of total Company net written premiums for the years ended December 31, 2003, 2002 and 2001, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. Policyholder dividends were $13.1 million, $14.4 million and $28.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Other Revenues

Other revenues include revenues from premium installment charges, which are recognized as collected, revenues of noninsurance subsidiaries other than fee income and gains and losses on dispositions of assets and operations other than net realized investment gains and losses.

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

For stock-based employee awards granted, modified, or settled after December 31, 2002, the Company applies the FAS 123 fair value method of accounting. Under this method, compensation cost is measured at the grant date based on the fair value of the award and recognized ratably over the vesting period. For restricted stock the fair value is measured at the market price of a share on the grant date while for stock options the fair value is derived by the application of an option pricing model at date of grant.

For stock-based employee awards granted prior to January 1, 2003, the Company accounts for these awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations. The Company continues to apply the APB 25 accounting guidance for these awards as the Company elected to use the prospective recognition transition alternative of FAS 148. Under this method, compensation cost is measured at grant date based upon the market value of the underlying stock at the date of grant less any amount that the employee is required to pay and recognized ratably over the vesting period. For employee restricted stock awards, the awards are granted at the market value of the underlying stock on grant date and accordingly the market value of these awards is recognized as compensation expense ratably over the vesting period. For employee stock option awards, the awards are granted at an exercise price equal to the market value of the underlying common stock on the date of the grant and accordingly there has been no employee compensation expense recognized in earnings for the stock option awards granted prior to adoption of the FAS 123 fair value method of accounting on January 1, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Additionally, in conjunction with the Citigroup Distribution in August 2002, the Company issued replacement awards for Citigroup awards. These replacement awards were issued at the intrinsic value of each Citigroup option and the ratio of exercise price per share to the market value per share was not reduced. Accordingly there was no compensation cost recognized in earnings for these replacement awards.

In conjunction with and subsequent to the IPO in March 2002 and the Citigroup Distribution in August 2002, the Company’s stock option awards provide for the purchase of the Company’s class A common shares. Prior to 2002, the stock option awards provided for the purchase of Citigroup common stock. The following tables illustrate the effect on net income (loss) and earnings per share for each period indicated as if the Company had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested stock-based employee awards.

The 2003 and 2002 effect of applying the fair value based method to all outstanding and unvested stock-based employee awards in the Company’s class A common shares is as follows:

(for the year ended December 31, in millions, except per share data)	2003	2002

Net income (loss), as reported	$1,696.0	$(27.0)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects(1)	18.2	17.0
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects(2)	(73.2)	(96.1)

Net income (loss), pro forma	$1,641.0	$(106.1)

Earnings per share
Basic – as reported	$1.69	$(0.03)
Basic – pro forma	1.64	(0.11)
Diluted – as reported	1.68	(0.03)
Diluted – pro forma	1.63	(0.11)

(1)	Represents compensation expense on all restricted stock awards and on stock option awards granted after January 1, 2003.

(2)	Includes the compensation expense added back in (1).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The 2001 effect of applying the fair value based method to all outstanding and unvested stock-based employee awards in Citigroup’s common stock is as follows:

(for the year ended December 31, in millions, except per share data)	2001

Net income, as reported	$1,065.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	19.4
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects(2)	(68.1)

Net income, pro forma	$1,016.7

Earnings per share
Basic and diluted – as reported	$1.39
Basic and diluted – pro forma	1.32

(1)	Restricted stock compensation expense.

(2)	Includes the restricted stock compensation expense added back in (1).

Earnings per Share (EPS)

EPS has been computed in accordance with Financial Accounting Standards No. 128, “Earnings per Share”. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflects the effect of potentially dilutive outstanding employee stock-based awards, principally the incremental shares which are assumed to be issued under the Company’s 2002 Incentive Plan. Excluded from the computation of diluted EPS were 38.6 million of potentially dilutive shares related to convertible junior subordinated notes because the contingency conditions for their issuance have not been satisfied. Shares for the years ended December 31, 2002 and 2001 have been adjusted to give effect to the recapitalization in March 2002, prior to the IPO, whereby the outstanding shares of common stock (1,500 shares) were changed into 269.0 million shares of class A common stock and 500.0 million shares of class B common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except
per share amounts)	2003	2002	2001

Income before cumulative effect of accounting changes	$1,696.0	$215.6	$1,062.2
Cumulative effect of accounting changes	—	(242.6)	3.2

Net income (loss) available to common shareholders for basic EPS (numerator)	1,696.0	(27.0)	1,065.4
Effect of dilutive securities	—	—	—

Net income (loss) available to common shareholders for diluted EPS (numerator)	$1,696.0	$(27.0)	$1,065.4

Weighted average common shares outstanding applicable to basic EPS (denominator)	1,002.0	949.5	769.0
Effect of dilutive shares	5.3	1.7	—

Adjusted weighted average common shares outstanding applicable to diluted EPS (denominator)	1,007.3	951.2	769.0

Basic earnings per share
Income before cumulative effect of accounting changes	$1.69	$0.23	$1.38
Cumulative effect of accounting changes	—	(0.26)	0.01

Net income (loss)	$1.69	$(0.03)	$1.39

Diluted earnings per share
Income before cumulative effect of accounting changes	$1.68	$0.23	$1.38
Cumulative effect of accounting changes	—	(0.26)	0.01

Net income (loss)	$1.68	$(0.03)	$1.39

Derivative Financial Instruments

The Company uses derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company’s insurance subsidiaries do not hold or issue derivative instruments for trading purposes. The Company recognizes all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. To qualify for hedge accounting, the changes in value of the derivative must be expected to substantially offset the changes in value of the hedged item. Hedges are monitored to ensure that there is a high correlation between the derivative instruments and the hedged investment. Derivatives that do not qualify for hedge accounting are marked to market with the changes in market value reflected in the consolidated statement of income.

Interest rate swaps, equity swaps, credit derivatives, options and forward contracts were not significant at December 31, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Commercial Accounts serves primarily mid-sized businesses for casualty products and large, mid-sized and small businesses for property products. Commercial Accounts sells a broad range of property and casualty insurance products, with an emphasis on guaranteed cost products, through a large network of independent agents and brokers. Within Commercial Accounts the Company has a specialty unit which primarily writes coverages for the transportation industry and has dedicated operations that exclusively target the construction industry, providing insurance and risk management services for virtually all areas of construction. These dedicated operations reflect the Company’s focus on industry specialization.

Select Accounts serves small businesses. Select Accounts’ products are generally guaranteed cost policies, often a packaged product covering property and liability exposures. The products are sold through independent agents.

Bond markets its products to national, mid-sized and small customers as well as individuals, and distributes them through both national and wholesale brokers, and retail agents and regional brokers. Bond’s range of products includes fidelity and surety bonds, directors’ and officers’ liability insurance, errors and omissions insurance, professional liability insurance, employment practices liability insurance, fiduciary liability insurance, and other related coverages.

Gulf markets products to national, mid-sized and small customers, and distributes them through both wholesale brokers and retail agents. Gulf provides a broad range of specialty coverages, including management and professional liability, excess and surplus lines, environmental, umbrella and fidelity. Gulf also provides insurance products specifically designed for financial institutions, the entertainment industry and sports organizations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Core
National Accounts	$902.8	$734.6	$418.9
Commercial Accounts	3,725.7	3,556.1	2,407.1
Select Accounts	2,047.6	1,869.5	1,713.2

Total Core	6,676.1	6,160.2	4,539.2

Specialty
Bond	780.5	629.9	590.2
Gulf	662.8	579.4	608.2

Total Specialty	1,443.3	1,209.3	1,198.4

Total net written premiums	$8,119.4	$7,369.5	$5,737.6

Personal Lines

Personal Lines writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Lines are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, and joint marketing arrangements with other insurers.

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

Net written premiums by product line were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Automobile	$3,053.3	$2,842.9	$2,590.7
Homeowners and other	2,028.1	1,732.1	1,517.2

Total net written premiums	$5,081.4	$4,575.0	$4,107.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Catastrophe Exposure

The Company has geographic exposure to catastrophe losses in certain areas of the country. Catastrophes can be caused by various natural and manmade events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

The Company also has exposure to significant losses from terrorism, primarily in the commercial property and workers’ compensation lines of business. On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private compensation for insured losses resulting from acts of terrorism, committed by or on behalf of a foreign interest. In order for a loss to be covered under the Terrorism Act (i.e., subject losses), the loss must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of Treasury. In the case of a war declared by Congress, only workers’ compensation losses are covered by the Terrorism Act. The Terrorism Insurance Program (the Program) generally requires that all commercial property casualty insurers licensed in the U.S. participate in the Program. The Program became effective upon enactment and terminates on December 31, 2005. The amount of compensation paid to participating insurers under the Program is 90% of subject losses, after an insurer deductible, subject to an annual cap. The deductible under the Program was 7% for 2003 and is 10% for 2004 and 15% for 2005. In each case, the deductible percentage is applied to the insurer’s direct earned premiums from the calendar year immediately preceding the applicable year. The Program also contains an annual cap that limits the amount of subject losses to $100 billion aggregate per program year. Once subject losses have reached the $100 billion aggregate during a program year, there is no additional reimbursement from the U.S. Treasury and an insurer that has met its deductible for the program year is not liable for any losses (or portion thereof) that exceed the $100 billion cap. The Company’s deductible under this federal program is $927.7 million for 2004. The Company had no terrorism-related losses in 2003.

2.	MERGERS, ACQUISITIONS AND DISPOSITIONS

On November 16, 2003, the Company entered into an agreement (the merger agreement) and plan of merger (the merger) with The St. Paul Companies, Inc. (St. Paul). The transaction will be treated as a purchase business combination by the Company of St. Paul under GAAP. In this merger, the acquired entity (St. Paul) will issue the equity interests, and this business combination meets the criteria of a reverse acquisition. Each share of TPC class A and class B common stock will be exchanged for 0.4334 of a share of St. Paul common stock. The transaction is subject to customary closing conditions, including the approval by the shareholders of both companies as well as certain regulatory approvals. A special shareholder meeting to consider and to vote upon the merger has been scheduled for March 19, 2004. The transaction is expected to close in the second quarter of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	MERGERS, ACQUISITIONS AND DISPOSITIONS, Continued

On August 1, 2002, Commercial Insurance Resources, Inc. (CIRI), a subsidiary of the Company and the holding company for the Gulf Insurance Group (Gulf), completed its previously announced transaction with a group of outside investors and senior employees of Gulf. Capital investments made by the investors and employees included 9.7 million shares of mandatorily convertible preferred stock for a purchase price of $8.83 per share, $49.7 million of convertible notes and .4 million common shares for a purchase price of $8.83 per share, representing a 24% ownership interest, on a fully diluted basis. The dividend rate on the preferred stock is 6.0%. The interest rate on the notes is 6.0% payable on an interest-only basis. The notes mature on December 31, 2032. Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC (collectively, Trident) invested $125.0 million, and a group of approximately 75 senior employees of Gulf invested $14.2 million. Fifty percent of the Gulf senior employees’ investment was financed by CIRI. This financing is collateralized by the CIRI securities purchased and is forgivable if Trident achieves certain investment returns. The applicable agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors. Gulf’s results, net of minority interest, are included in the Commercial Lines segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION, Continued

			Total
	Commercial	Personal	Reportable
(at and for the year ended December 31, in millions)	Lines	Lines	Segments

2003
Revenues
Premiums	$7,722.8	$4,822.6	$12,545.4
Net investment income	1,506.9	361.1	1,868.0
Fee income	560.0	—	560.0
Other revenues	40.7	85.2	125.9

Total operating revenues	$9,830.4	$5,268.9	$15,099.3

Amortization and depreciation	$1,240.8	$810.4	$2,051.2
Federal income taxes	377.1	221.5	598.6
Operating income	1,295.0	492.5	1,787.5
Assets	54,665.2	9,907.5	64,572.7

2002
Revenues
Premiums	$6,801.2	$4,354.1	$11,155.3
Net investment income	1,495.3	384.7	1,880.0
Fee income	454.9	—	454.9
Recoveries from former affiliate	520.0	—	520.0
Other revenues	32.1	80.1	112.2

Total operating revenues	$9,303.5	$4,818.9	$14,122.4

Amortization and depreciation	$1,112.2	$739.4	$1,851.6
Federal income taxes (benefit)	(543.3)	127.0	(416.3)
Operating income (loss)	(125.8)	346.9	221.1
Assets	54,782.8	8,842.5	63,625.3

2001
Revenues
Premiums	$5,447.0	$3,963.9	$9,410.9
Net investment income	1,616.3	410.2	2,026.5
Fee income	347.4	—	347.4
Other revenues	41.4	73.3	114.7

Total operating revenues	$7,452.1	$4,447.4	$11,899.5

Amortization and depreciation	$954.0	$695.3	$1,649.3
Federal income taxes	302.6	97.0	399.6
Operating income	752.2	241.0	993.2
Assets	48,234.7	8,369.3	56,604.0

Operating income (loss) equals net income (loss) excluding the after-tax impact of net realized investment gains (losses) and cumulative effect of changes in accounting principles. For 2002 and prior, operating income also excludes non-recurring restructuring charges related to periods prior to the spin-off from Citigroup.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION, Continued

Business Segment Reconciliations

(at and for the year ended December 31, in millions)	2003	2002	2001

Revenue reconciliation
Earned premiums
Commercial Lines:
Commercial multi-peril	$2,256.8	$1,956.7	$1,686.4
Workers’ compensation	1,238.0	1,009.8	1,017.1
Commercial automobile	1,424.6	1,310.3	920.9
Property	1,113.9	1,066.6	742.7
Fidelity and surety	587.9	498.8	466.5
General liability	1,101.6	959.0	613.4

Total Commercial Lines	7,722.8	6,801.2	5,447.0

Personal Lines:
Automobile	2,954.5	2,737.0	2,490.6
Homeowners and other	1,868.1	1,617.1	1,473.3

Total Personal Lines	4,822.6	4,354.1	3,963.9

Total earned premiums	12,545.4	11,155.3	9,410.9
Net investment income	1,868.0	1,880.0	2,026.5
Fee income	560.0	454.9	347.4
Recoveries from former affiliates	—	520.0	—
Other revenues	125.9	112.2	114.7

Total operating revenues for reportable segments	15,099.3	14,122.4	11,899.5
Interest Expense and Other	1.9	.6	8.5
Net realized investment gains	38.0	146.7	322.5

Total consolidated revenues	$15,139.2	$14,269.7	$12,230.5

Income reconciliation, net of tax and minority interest
Total operating income for reportable segments	$1,787.5	$221.1	$993.2
Interest Expense and Other(1)	(112.2)	(102.9)	(137.5)

Total operating income	1,675.3	118.2	855.7
Net realized investment gains	20.7	99.0	209.9
Cumulative effect of changes in accounting principles	—	(242.6)	3.2
Restructuring charge	—	(1.6)	(3.4)

Total consolidated net income (loss)	$1,696.0	$(27.0)	$1,065.4

Asset reconciliation
Total assets for reportable segments	$64,572.7	$63,625.3	$56,604.0
Other assets(2)	299.3	512.2	1,173.8

Total consolidated assets	$64,872.0	$64,137.5	$57,777.8

(1)	The primary component of Interest Expense and Other is after-tax interest expense of $104.9 million, $99.6 million and $133.2 million in 2003, 2002 and 2001, respectively.

(2)	Other assets consist primarily of goodwill in 2003 and 2002, a receivable under the Citigroup indemnification agreement in 2002, and the investment in CitiInsurance in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SEGMENT INFORMATION, Continued

Enterprise-Wide Disclosures

Revenues from internal customers, foreign revenues and foreign assets are not significant. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

4.	INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized			Fair
(at December 2003, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$7,497.4	$248.4	$8.5	$7,737.3
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,343.1	41.1	.2	1,384.0
Obligations of states, municipalities and political subdivisions	14,616.1	813.5	2.3	15,427.3
Debt securities issued by foreign governments	242.7	15.6	2.1	256.2
All other corporate bonds	7,537.2	475.0	26.8	7,985.4
Redeemable preferred stock	241.8	15.6	2.1	255.3

Total	$31,478.3	$1,609.2	$42.0	$33,045.5

		Gross Unrealized
	Amortized			Fair
(at December 2002, in millions)	Cost	Gains	Losses	Value

Mortgage-backed securities - CMOs and pass-through securities	$8,595.4	$346.6	$1.5	$8,940.5
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	1,034.8	62.0	—	1,096.8
Obligations of states, municipalities and political subdivisions	12,664.4	631.9	10.3	13,286.0
Debt securities issued by foreign governments	258.2	19.9	1.7	276.4
All other corporate bonds	6,093.9	342.8	245.8	6,190.9
Redeemable preferred stock	231.1	5.6	24.1	212.6

Total	$28,877.8	$1,408.8	$283.4	$30,003.2

The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVESTMENTS, Continued

	Amortized	Fair
(at December 31, 2003, in millions)	Cost	Value

Due in one year or less	$1,282.4	$1,301.3
Due after 1 year through 5 years	5,047.4	5,256.2
Due after 5 years through 10 years	7,260.5	7,715.2
Due after 10 years	10,390.6	11,035.5

	23,980.9	25,308.2
Mortgage-backed securities	7,497.4	7,737.3

Total	$31,478.3	$33,045.5

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

At December 31, 2003 and 2002, the Company held CMOs classified as available for sale with a fair value of $3.932 billion and $4.120 billion, respectively. Approximately 46% and 58% of the Company’s CMO holdings are fully collateralized by GNMA, FNMA or FHLMC securities at December 31, 2003 and 2002, respectively. In addition, the Company held $3.802 billion and $4.815 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2003 and 2002, respectively. Virtually all of these securities are rated Aaa.

At December 31, 2003 and 2002, $561.6 million and $580.5 million, respectively, of securities were on loan for which cash collateral was received. There were not any securities on loan under tri-party lending agreements at December 31, 2003 and 2002. At December 31, 2003, $134.8 million of securities were subject to dollar-roll repurchase agreements. There were not any securities subject to such agreements at December 31, 2002.

Proceeds from sales of fixed maturities classified as available for sale were $8.343 billion, $12.519 billion and $14.469 billion in 2003, 2002 and 2001, respectively. Gross gains of $281.7 million, $570.9 million and $599.3 million and gross losses of $147.2 million, $148.4 million and $158.6 million, respectively, were realized on those sales.

At December 31, 2003 and 2002, TPC’s insurance subsidiaries had $2.373 billion and $2.052 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states’ insurance regulatory authorities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVESTMENTS, Continued

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair
(at December 31, 2003, in millions)	Cost	Gains	Losses	Value

Common stocks	$70.9	$18.8	$1.0	$88.7
Nonredeemable preferred stocks	601.4	52.8	10.3	643.9

Total	$672.3	$71.6	$11.3	$732.6

(at December 31, 2002, in millions)

Common stocks	$57.4	$4.0	$11.3	$50.1
Nonredeemable preferred stocks	804.5	24.6	27.7	801.4

Total	$861.9	$28.6	$39.0	$851.5

Proceeds from sales of equity securities were $254.1 million, $127.2 million and $469.7 million in 2003, 2002 and 2001, respectively, resulting in gross realized gains of $21.7 million, $18.1 million and $61.1 million and gross realized losses of $9.2 million, $13.7 million and $33.4 million, respectively.

Impairments

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its book value and the decline is considered to be other-than-temporary. Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. Additionally, for certain securitized financial assets with contractual cash flows (including asset-back securities), EITF 99-20 requires the Company to periodically update its best estimate of cash flows over the life of the security. If management determines that the fair value of its securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the last revised estimate, considering both timing and amount, then an other-than-temporary impairment is recognized. A debt security is impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms. Equity investments are impaired when it becomes apparent that the Company will not recover its cost over the expected holding period. Further, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover the cost prior to the expected date of sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVESTMENTS, Continued

The Company’s process for reviewing invested assets for impairments during any quarter includes the following:

•	Identification and evaluation of investments which have possible indications of impairment;

•	Analysis of investments with gross unrealized investment losses that have fair values less than 80% of amortized cost during successive quarterly periods over a rolling one-year period;

•	Review of investment advisor(s) recommendations for other-than-temporary impairments based on the investee’s current financial condition, liquidity, near-term recovery prospects and other factors, as well as consideration of other investments that were not recommended for other-than-temporary impairments;

•	Discussion of evidential matter, including an evaluation of factors or triggers that would or could cause individual investments to qualify as having other-than-temporary impairments and those that would not support other-than-temporary impairment;

•	Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

The gross unrealized investment losses and related fair value for fixed maturities and equity securities available for sale at December 31, 2003 were as follows:

	Less than 12 months		12 months or longer		Total

		Gross		Gross		Gross
(at December 31, 2003,	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
in millions)	Value	Losses	Value	Losses	Value	Losses

Fixed maturities
Mortgage-backed securities-CMOs and pass-through securities	$1,286.4	$8.5	$.8	$—	$1,287.2	$8.5
U.S. Treasury securities and obligations of U.S Government and government agencies and authorities	111.2	.2	—	—	111.2	.2
Obligations of states, municipalities and political subdivisions	235.5	1.8	19.8	.5	255.3	2.3
Debt securities issued by foreign governments	63.0	2.1	.3	—	63.3	2.1
All other corporate bonds	1,497.6	17.2	102.4	9.6	1,600.0	26.8
Redeemable preferred stock	15.4	.4	22.6	1.7	38.0	2.1

Total fixed maturities	3,209.1	30.2	145.9	11.8	3,355.0	42.0

Equity securities
Common stocks	4.6	.2	5.6	.8	10.2	1.0
Nonredeemable preferred stocks	21.2	.6	34.2	9.7	55.4	10.3

Total equity securities	25.8	.8	39.8	10.5	65.6	11.3

Total temporarily impaired securities	$3,234.9	$31.0	$185.7	$22.3	$3,420.6	$53.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVESTMENTS, Continued

Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Fixed maturities	$65.4	$255.0	$109.7
Equity securities	5.9	8.5	35.8
Real estate and other	18.9	20.6	.7

Total	$90.2	$284.1	$146.2

Mortgage Loans

Aggregate annual maturities on mortgage loans are $28.8 million, $7.7 million, $14.4 million, $38.6 million, $19.8 million and $101.5 million for 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter, respectively. There are no mortgage loans that are past due.

Underperforming mortgage loans, which include delinquent loans, loans in the process of foreclosure and loans modified at interest rates below market, were $30.7 million at December 31, 2003. There were no underperforming mortgage loans at December 31, 2002.

Concentrations

At December 31, 2003 and 2002, the Company had concentrations of credit risk in tax-exempt investments of the State of Texas of $1.540 billion and $1.386 billion, respectively, and of the State of New York of $1.350 billion and $1.269 billion, respectively.

Included in fixed maturities are below investment grade assets totaling $2.057 billion and $1.945 billion at December 31, 2003 and 2002, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company’s investment advisors when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

The Company monitors creditworthiness of counterparties to financial instruments by using controls that include credit approvals, limits and other monitoring procedures.

Net Investment Income

(for the year ended December 31, in millions)	2003	2002	2001

Gross investment income
Fixed maturities	$1,526.6	$1,629.8	$1,657.3
Mortgage loans	25.7	26.8	28.3
Other, including trading	371.4	280.6	394.6

	1,923.7	1,937.2	2,080.2
Investment expenses	54.9	56.7	46.2

Net investment income	$1,868.8	$1,880.5	$2,034.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVESTMENTS, Continued

Net Realized and Unrealized Investment Gains (Losses)

Net realized investment gains (losses) for the periods were as follows:

(for the year ended December 31, in millions)	2003	2002	2001

Net realized investment gains (losses)
Fixed maturities	$69.1	$167.5	$331.0
Equity securities	6.6	(4.1)	(8.1)
Other	(37.7)	(16.7)	(.4)

Net realized investment gains	$38.0	$146.7	$322.5

Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2003	2002	2001

Change in net unrealized investments gains (losses)
Fixed maturities	$441.8	$735.6	$(279.0)
Equity securities	70.7	(14.0)	47.0

	512.5	721.6	(232.0)
Related taxes	183.0	249.4	(81.1)
Minority interest	(.8)	3.2	—

Change in net unrealized gains (losses) on investment securities	328.7	475.4	(150.9)
Balance, beginning of year	731.6	256.2	407.1

Balance, end of year	$1,060.3	$731.6	$256.2

5.	INTANGIBLE ASSETS

During the third quarter of 2003, the Company purchased the renewal rights to Royal & SunAlliance USA Inc.’s commercial lines national accounts, middle market and marine businesses, and standard and preferred personal lines businesses. Also in the third quarter of 2003, the Company purchased renewal rights to the majority of Atlantic Mutual’s commercial lines inland marine and ocean cargo businesses written by Atlantic Mutual’s Marine Division. The minimum purchase price for both transactions, which has been paid, was $48.0 million. The final purchase price, currently estimated to be $84.5 million, is dependent on the level of business renewed by the Company. The Company recorded customer-related intangible assets of $79.5 million and a marketing-related intangible asset of $5.0 million related to these transactions. These intangible assets are estimated to have useful lives of 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS, Continued

The Company had customer-related intangible assets with a gross carrying amount of $555.1 million and $470.6 million as of December 31, 2003 and 2002, respectively, and with accumulated amortization of $133.1 million and $90.8 million as of December 31, 2003 and 2002, respectively, which are included in other assets in the consolidated balance sheet. Amortization expense was $42.2 million, $35.4 million and $34.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Intangible assets amortization expense is estimated to be $50.6 million, $48.1 million, $47.0 million, $47.0 million and $41.6 million in 2004, 2005, 2006, 2007 and 2008, respectively.

6.	REINSURANCE

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

Certain of the assumed reinsurance contracts that the Company has entered into with non-affiliated companies on an excess of loss basis do not transfer insurance risk. These contracts are accounted for using deposit accounting and are included in other liabilities in the consolidated balance sheet and totaled $325.2 million and $274.4 million at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	REINSURANCE, Continued

A summary of reinsurance financial data reflected within the consolidated statement of income is presented below:

(for the year ended December 31, in millions)	2003	2002	2001

Written premiums
Direct	$14,976.6	$13,468.3	$10,995.3
Assumed from:
Formerly affiliated companies	(1.7)	82.9	143.7
Non-affiliated companies	499.8	524.0	529.4
Ceded to:
Formerly affiliated companies	(111.3)	(118.4)	(120.0)
Non-affiliated companies	(2,162.6)	(2,012.3)	(1,702.9)

Total net written premiums	$13,200.8	$11,944.5	$9,845.5

Earned premiums
Direct	$14,323.8	$12,525.1	$10,460.1
Assumed from:
Formerly affiliated companies	20.8	109.3	181.1
Non-affiliated companies	477.4	562.1	596.0
Ceded to:
Formerly affiliated companies	(120.5)	(116.1)	(113.0)
Non-affiliated companies	(2,156.1)	(1,925.1)	(1,713.3)

Total net earned premiums	$12,545.4	$11,155.3	$9,410.9

Percentage of amount assumed to net earned	4.0%	6.0%	8.3%

Ceded claims incurred	$2,333.4	$2,111.6	$1,844.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	REINSURANCE, Continued

Reinsurance recoverables, net of valuation allowance, include amounts recoverable on unpaid and paid claims and were as follows:

(at December 31, in millions)	2003	2002

Pools and associations	$2,203.7	$2,094.9
Structured settlements:
Non-affiliated companies	1,551.6	1,563.9
Formerly affiliated companies:
Property-casualty business	760.6	810.4
Accident and health business	98.4	107.6
Other:
Non-affiliated companies	6,557.0	6,398.8
Formerly affiliated companies	2.6	1.9

Total reinsurance recoverables	$11,173.9	$10,977.5

In 1996, Lloyd’s of London (Lloyd’s) restructured its operations with respect to claims for years prior to 1993 and reinsured these into Equitas Limited (Equitas). Amounts recoverable from unaffiliated insurers at December 31, 2003 and 2002 include $269.1 million and $296.5 million, respectively, recoverable from Equitas. The outcome of the restructuring of Lloyd’s continues to be uncertain and the impact, if any, on collectibility of amounts recoverable by the Company from Equitas cannot be quantified at this time. It is possible that an unfavorable impact on collectibility could have a material adverse effect on the Company’s results of operations in a future period. However, in the opinion of the Company’s management, it is not likely that the outcome could have a material adverse effect on the Company’s financial condition or liquidity.

The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company’s ongoing review of amounts outstanding, length of collection periods, amounts in dispute, changes in reinsurer credit standing, and other relevant factors. Amounts deemed to be uncollectible, including amounts due from known insolvent reinsurers, are written off and charged against the allowance for estimated uncollectible reinsurance recoverables. Any subsequent collections of amounts previously written off are reported as part of underwriting results.

The allowance for estimated uncollectible reinsurance recoverables was $386.4 million and $329.1 million at December 31, 2003 and 2002, respectively.

7.	INSURANCE CLAIMS RESERVES

Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2003	2002

Property-casualty	$34,474.2	$33,628.4
Accident and health	98.4	107.6

Total	$34,572.6	$33,736.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INSURANCE CLAIMS RESERVES, Continued

The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2003	2002	2001

Claims and claim adjustment expense reserves at beginning of year	$33,628.4	$30,616.5	$28,312.0
Less reinsurance recoverables on unpaid losses	10,360.3	10,419.2	8,878.1

Net balance at beginning of year	23,268.1	20,197.3	19,433.9

Provision for claims and claim adjustment expenses for claims arising in the current year	8,554.1	7,872.1	7,600.6
Estimated claims and claim adjustment expenses for claims arising in prior years	390.0	3,031.0	(41.0)
Acquisitions	—	—	622.7

Total increases	8,944.1	10,903.1	8,182.3

Claims and claim adjustment expense payments for claims arising in:
Current year	2,987.3	2,814.3	3,044.9
Prior years	5,170.0	5,018.0	4,374.0

Total payments	8,157.3	7,832.3	7,418.9

Net balance at end of year	24,054.9	23,268.1	20,197.3
Plus reinsurance recoverables on unpaid losses	10,419.3	10,360.3	10,419.2

Claims and claim adjustment expense reserves at end of year	$34,474.2	$33,628.4	$30,616.5

The increase in the claims and claim adjustment expense reserves in 2003 from 2002 was primarily due to net prior year reserve strengthening, principally in Commercial Lines, and growth in business volume in both Commercial Lines and Personal Lines. Partially offsetting the above were net payments of $607.0 million in 2003 for asbestos and environmental claims.

The increase in the claims and claim adjustment expense reserves in 2002 from 2001 was primarily due to the strengthening of the Company’s asbestos reserves, principally in connection with the Company’s asbestos reserve study completed in fourth quarter 2002. Partially offsetting the above were net payments of $521.7 million in 2002 for asbestos and environmental claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INSURANCE CLAIMS RESERVES, Continued

In 2003, estimated claims and claim adjustment expenses for claims arising in prior years was a net unfavorable development of $390.0 million. This included $548.7 million of net unfavorable development which impacted results of operations, primarily due to unfavorable development of $521.1 million related to reserve strengthening at Gulf Insurance, a majority-owned subsidiary that writes specialty insurance. Claims arising in prior years for 2003 also included unfavorable development of $115.0 million related to American Equity, an operation that was placed in run-off in the second quarter of 2002 and $59.8 million related to environmental claims. This was partially offset by net favorable development in other Commercial Lines businesses, principally property coverages, in which the Company has experienced lower non-catastrophe-related claim frequency. In addition, Personal Lines had a $162.0 million net prior year reserve development benefit in 2003 principally due to continued reduced levels of non-catastrophe claim frequency in both homeowners and non-bodily injury automobile businesses and a $50.0 million reduction in reserves held related to the terrorist attack on September 11, 2001. In 2003, estimated claims and claim adjustment expenses for claims arising in prior years included $42.4 million of net favorable loss development on Commercial Lines loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations. For each of the years ended December 31, 2003, 2002 and 2001, changes in allocations between policy years of loss adjustment expenses, pursuant to regulatory reporting requirements, are included in claims and claim adjustment expenses for claims arising in prior years and did not impact results of operations.

In 2002, estimated claims and claim adjustment expenses for claims arising in prior years was a net unfavorable development of $3.031 billion. This included $3.132 billion of net unfavorable development which impacted results of operations primarily due to unfavorable development of $2.945 billion related to asbestos. Claims arising in prior years for 2002 also included unfavorable development of $150.1 million related to environmental claims and favorable development of $100.1 million related to cumulative injury claims. In addition, estimated claims and claim adjustment expenses for claims arising in prior years included net unfavorable development, primarily related to certain Commercial Lines coverages, predominantly in assumed reinsurance specialty businesses, partially offset by favorable development in Commercial Lines workers’ compensation and Personal Lines automobile. In 2002, estimated claims and claim adjustment expenses for claims arising in prior years included $71.2 million of net favorable loss development on Commercial Lines loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

In 2001, estimated claims and claim adjustment expenses for claims arising in prior years was a net favorable development of $41.0 million which included $14.4 million of net favorable development which impacted results of operations, primarily related to certain Commercial Lines coverages. The $14.4 million includes favorable development in commercial multi-peril and other claim adjustment expenses partially offset by unfavorable development in general liability, commercial auto liability and specialty businesses. Included in the net unfavorable development in Commercial Lines general liability was $188.8 million for asbestos claims and $45.7 million for environmental claims partly reduced by favorable development of $44.9 million for cumulative injury claims. In addition, estimated claims and claim adjustment expenses for claims arising in prior years included net favorable loss development of $43.0 million on Commercial Lines loss sensitive policies in various lines; however, since the business to which it relates is subject to premium adjustments, there is no impact on results of operations.

The claims and claim adjustment expense reserves included $3.267 billion and $3.790 billion for asbestos and environmental-related claims, net of reinsurance, at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INSURANCE CLAIMS RESERVES, Continued

It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs’ expanded theories of liability, the risks inherent in major litigation and other uncertainties, including without limitation, those which are set forth below.

Because each policyholder presents different liability and coverage issues, the Company generally evaluates the exposure presented by each policyholder on a policyholder-by-policyholder basis. In the course of this evaluation, the Company considers: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim. When the gross ultimate exposure for indemnity and related claim adjustment expense is determined for a policyholder, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, as well as past ceded experience. Adjustments to the ceded projections also occur due to actual ceded claim experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves. The Company’s evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined.

With respect to asbestos exposures, the Company also compares its historical direct and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations or characteristics suggested by the aggregate paid activity. As anticipated, losses paid have increased in 2003 compared to prior years. There has been acceleration in the amount of payments, including those from prior settlements of coverage disputes entered into between the Company and certain of its policyholders. For the years ended December 31, 2003 and 2002, approximately 57% and 54%, respectively, of total paid losses relate to policyholders with whom the Company previously entered into settlement agreements that limit the Company’s liability. Net asbestos paid losses were $451.8 million and $361.1 million for the years ended December 31, 2003 and 2002, respectively, reflective of the items previously described.

At December 31, 2003, asbestos reserves, net of reinsurance, were $2.977 billion, a decrease of $427.6 million compared to $3.404 billion as of December 31, 2002. The decrease is reflective of the $451.8 million of payments made during the course of 2003, partly offset by accretion of discounts of $24.2 million on reserves for certain policyholders with structured agreements. Other than accretion of discounts, there were no additions to asbestos reserves in 2003 compared to an addition of $2.945 billion in 2002.

At December 31, 2002, asbestos reserves were $3.404 billion compared to $820.4 million as of December 31, 2001. Net incurred losses and loss adjustment expenses were $2.945 billion for 2002 compared to $188.8 million for 2001. The increase in reserves was based on the Company’s analysis of asbestos claims and litigation trends. As part of a periodic, ground-up study of asbestos reserves, the Company studied the implications of these and other significant developments, with special attention to major asbestos defendants and non-products claims alleging that the Company’s coverage obligations are not subject to aggregate limits. In addition, Company management expanded its historical methodology in response to recent trends. This included further categorization of policyholders, conducting a detailed examination of recent claim activity from policyholders reporting claims for the first time, and conducting a detailed review of past settlements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INSURANCE CLAIMS RESERVES, Continued

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims, in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves. Net environmental losses paid were $155.2 million, $160.6 million and $207.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2003 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is presently not possible to estimate the ultimate exposure for asbestos and environmental claims and related litigation. As a result, the reserve is subject to revision as new information becomes available or as information is reevaluated in light of evolving circumstances. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in major litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims which cannot now be anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT

Notes payable to former affiliates, long-term debt and convertible notes payable outstanding were as follows:

(at December 31, in millions)	2003	2002

Notes payable to former affiliates	$—	$700.0
Floating rate note due 2004, prepaid February 2003	—	550.0
6.75% Notes due 2006	150.0	150.0
3.75% Notes due 2008	400.0	—
7.81% Notes various due dates through 2011	24.0	27.0
5.00% Notes due 2013	500.0	—
7.75% Notes due 2026	200.0	200.0
6.375% Notes due 2033	500.0	—
4.50% Convertible junior subordinated notes payable due 2032	892.5	892.5
6.00% Convertible notes payable due 2032	49.8	49.7

	2,716.3	2,569.2
Debt issuance costs	(41.8)	(25.5)

Total	$2,674.5	$2,543.7

On April 13, 2001, TIGHI entered into a $500.0 million revolving line of credit agreement (the line of credit) with Citigroup, which expires in December 2006. On April 16, 2001, TIGHI borrowed $275.0 million on the line of credit. Proceeds from this borrowing together with $225.0 million of commercial paper proceeds were used to pay the $500.0 million 6.75% long-term note payable, which was due on April 16, 2001. On November 8, 2001, TIGHI borrowed another $225.0 million under the line of credit. The proceeds were used to pay off maturing commercial paper. The maturity for all $500.0 million borrowed under this line was extended to November 7, 2003, and the interest rate was fixed at 3.60%. The weighted average interest rate for the line of credit was 3.60% and 3.82% for 2002 and 2001, respectively. TIGHI had an additional $250.0 million revolving line of credit from Citigroup. TIGHI paid a commitment fee to Citigroup for this line of credit, which expires in 2006. This agreement became effective on December 19, 2001 and replaced a previous facility with a syndicate of banks. Borrowings under this line of credit carry a variable interest rate based upon LIBOR plus 50 basis points. During December 2002, the Company borrowed $250.0 million and subsequently repaid $50.0 million under this line of credit. At December 31, 2002, borrowings outstanding under this line of credit were $200.0 million, and the weighted average interest rate for these borrowings was 1.87% and 1.92% for 2003 and 2002, respectively. These lines of credit were repaid during March 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT, Continued

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup, TPC’s former parent: (i) a $250.0 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364-Day Line of Credit and, together with the 45-Month Line of Credit, the Lines of Credit). TPC may, with Citibank’s consent, extend the commitment of the 364-Day Line of Credit for additional 364-day periods under the same terms and conditions. TPC has the option, provided there is no default or event of default, to convert outstanding advances under the 364-Day Line of Credit at the commitment termination date to a term loan maturing no later than one year from the commitment termination date. Borrowings under the Lines of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. Each Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee. The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings. Each Line of Credit requires TPC to comply with various covenants, including the maintenance of minimum statutory capital and surplus of $5.5 billion and compliance with a ratio of total consolidated debt to total capital of 45%. At December 31, 2003, the Company was in compliance with these financial covenants. In addition, an event of default will occur if there is a change in control (as defined in the Lines of Credit agreements) of TPC. The proposed merger with St. Paul would constitute such a change of control of TPC; however the Company has obtained a waiver from Citibank of the event of default that otherwise would have occurred in connection with the proposed merger with St. Paul. There were no amounts outstanding under the Lines of Credit at December 31, 2003.

At December 31, 2001, TPC had a note payable to Citigroup in the amount of $1.198 billion, in conjunction with the purchase of TIGHI’s outstanding shares in April 2000. On February 7, 2002, this note payable was replaced by a new note agreement. Under the terms of the new note agreement, interest accrued on the aggregate principal amount outstanding at the commercial paper rate (the then current short-term rate) plus 10 basis points per annum. Interest was compounded monthly. This note was prepaid following the offerings.

In February 2002, TPC paid a dividend of $1.000 billion to Citigroup in the form of a non-interest bearing note payable on December 31, 2002. This note would have begun to accrue interest from December 31, 2002 on any outstanding balance at the floating base rate of Citibank, N.A., New York City plus 2.0%. On December 31, 2002, this note was repaid in its entirety.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT, Continued

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

During May 2002, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. TPC is deemed to have no independent assets or operations except for its wholly-owned subsidiary TIGHI. Consolidated financial statements of TIGHI have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of TIGHI debt. The guarantees pertain to the $150.0 million 6.75% Notes due 2006 and the $200.0 million 7.75% Notes due 2026 included in long-term debt, and the $900.0 million of TIGHI-obligated mandatorily redeemable securities of subsidiary trusts holding solely junior subordinated debt securities of TIGHI (TIGHI Securities).

In August 2002, CIRI, a subsidiary of the Company, issued $49.7 million aggregate principal amount of 6.0% convertible notes (the CIRI Notes) which will mature on December 31, 2032 unless earlier redeemed or repurchased. Interest on the CIRI Notes is payable quarterly in arrears. The CIRI Notes are convertible as a whole and not in part into shares of CIRI common stock at the option of the holders of 66-2/3% of the aggregate principal amount of the notes, in the event of an IPO or change of control of CIRI. At any time after the earlier of (a) December 31, 2010 or (b) an IPO by CIRI, the notes may be redeemed by CIRI.

CIRI also issued $85.9 million of mandatorily convertible preferred stock during August 2002. The declaration and payment of dividends to holders of CIRI’s convertible preferred stock will be at the discretion of the CIRI Board of Directors and if declared, paid on a cumulative basis for each share of convertible preferred stock at an annual rate of 6% of the stated value per share of the convertible preferred stock. Dividends of $5.1 million and $2.2 million were declared and paid during 2003 and 2002, respectively.

In December 2002, the Company entered into a loan agreement with an unaffiliated lender and borrowed $550.0 million under a Promissory Note due in January 2004. The Promissory Note carried a variable interest rate of LIBOR plus 25 basis points per annum. On February 5, 2003, the Company issued $550.0 million of Floating Rate Notes due in February 2004, which was included in short-term debt in the condensed consolidated balance sheet. The proceeds from these notes were used to prepay the $550.0 million due on the Promissory Note. The Floating Rate Notes also carry a variable interest rate of LIBOR plus 25 basis points per annum. On March 14, 2003 and June 17, 2003, the Company repurchased $75.0 million and $24.0 million, respectively, of the Floating Rate Notes at par plus accrued interest. The remaining $451.0 million were repaid on September 5, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT, Continued

On March 11, 2003, TPC issued $1.400 billion of senior notes comprising of $400.0 million of 3.75% senior notes due March 15, 2008, $500.0 million of 5.00% senior notes due March 15, 2013 and $500.0 million of 6.375% senior notes due March 15, 2033. The notes pay interest semi-annually on March 15 and September 15 of each year, beginning September 15, 2003, are senior unsecured obligations and rank equally with all of TPC’s other senior unsecured indebtedness. TPC may redeem some or all of the notes prior to maturity by paying a “make-whole” premium based on U.S. Treasury rates. The net proceeds from the sale of these notes were contributed to TIGHI, so that TIGHI could prepay and refinance $500.0 million of 3.60% indebtedness to Citigroup and to redeem $900.0 million aggregate principal amount of TIGHI’s 8.00% to 8.08% junior subordinated debt securities held by subsidiary trusts. These trusts, in turn, used these funds to redeem $900.0 million of preferred capital securities on April 9, 2003.

These senior notes were sold to qualified institutional buyers as defined under Rule 144A under the Securities Act of 1933 (the Securities Act) and outside the United States in reliance on Regulation S under the Securities Act. Accordingly, the notes (the restricted notes) were not registered under the Securities Act or any state securities laws and could not be transferred or resold except pursuant to certain exemptions. As part of this offering, TPC agreed to file a registration statement under the Securities Act to permit the exchange of the notes for registered notes (the Exchange Notes) having terms identical to those of the senior notes described above (Exchange Offer). On April 14, 2003, TPC initiated the Exchange Offer pursuant to a Form S-4 that was filed with the Securities and Exchange Commission. Accordingly, each series of Exchange Notes has been registered under the Securities Act, and the transfer restrictions and registration rights relating to the restricted notes do not apply to the Exchange Notes. As of May 13, 2003 (the Expiration Date of the Exchange Offer), 99.8%, 99.4% and 100% of TPC’s 5, 10, and 30-year restricted notes, respectively, were exchanged for Exchange Notes.

TPC’s primary source of funds for debt service is dividends from subsidiaries, which are subject to various restrictions. See note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL INCOME TAXES

(for the year ended December 31, in millions)	2003	2002	2001

Effective tax rate
Income (loss) before federal income taxes, minority interest and cumulative effect of changes in accounting principles	$2,229.4	$(259.8)	$1,389.0
Statutory tax rate	35.0%	35.0%	35.0%

Expected federal income taxes (benefit)	780.3	(90.9)	486.2
Tax effect of:
Nontaxable investment income	(200.5)	(180.1)	(169.2)
Recoveries under Citigroup Indemnification Agreement	—	(182.0)	—
Tax reserve adjustment	(40.0)	(23.0)	(15.0)
Other, net	(2.4)	(.5)	24.8

Federal income taxes (benefit)	$537.4	$(476.5)	$326.8

Effective tax rate	24.1%	(183.4)%	23.5%

Composition of federal income taxes
Current expense:
United States	$(6.7)	$109.0	$310.6
Foreign	5.0	3.3	5.1

Total	(1.7)	112.3	315.7

Deferred expense:
United States	538.7	(588.5)	11.0
Foreign	.4	(.3)	.1

Total	539.1	(588.8)	11.1

Federal income taxes (benefit)	$537.4	$(476.5)	$326.8

Additional tax benefits attributable to employee stock plans allocated directly to shareholders’ equity were $6.3 million, $2.6 million and $.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The current federal income tax payable was $226.4 million and $179.5 million at December 31, 2003 and 2002, respectively and is included in other liabilities in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	FEDERAL INCOME TAXES, Continued

The net deferred tax assets comprise the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2003	2002

Deferred tax assets
Claims and claim adjustment expense reserves	$947.4	$923.4
Net operating loss carryforward	—	486.5
Unearned premium reserves	432.2	388.2
Employee benefits	7.6	74.6
Insurance-related assessments	44.6	45.1
Other	151.2	145.4

Total	1,583.0	2,063.2

Deferred tax liabilities
Deferred acquisition costs	336.8	304.4
Investments	521.8	261.0
Other	46.5	50.7

Total	905.1	616.1

Deferred federal income taxes	$677.9	$1,447.1

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

At December 31, 2002, the Company had a net operating loss carryforward of $1.390 billion. Under terms of the tax sharing agreement with Citigroup, the Company is entitled to carry operating losses back to prior years upon receiving Citigroup’s consent. During the first quarter of 2003, the Company received Citigroup’s consent and, as a result, the Company’s deferred tax asset was reduced by $486.5 million with a corresponding reduction to the current federal income tax payable (included in other cash flows from operating activities in the consolidated statement of cash flows.) On June 9, 2003, the Company received a federal income tax refund of $530.9 million representing the full utilization of the net operating loss carryforward.

In the opinion of the Company’s management, realization of the recognized deferred federal income taxes of $677.9 million is more likely than not based on expectations as to the Company’s future taxable income. The Company has reported income (loss) before federal income taxes, minority interest and cumulative effect of changes in accounting principles of $1.120 billion on average over the last three years and has generated federal taxable income exceeding $448.1 million on average in each year during the same period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY

Mandatorily Redeemable Securities of Subsidiary Trusts

TIGHI formed statutory business trusts under the laws of the state of Delaware, which exist for the exclusive purposes of (i) issuing Trust Securities representing undivided beneficial interests in the assets of the Trust; (ii) investing the gross proceeds of the Trust Securities in Junior Subordinated Deferrable Interest Debentures (Junior Subordinated Debentures) of its parent; and (iii) engaging in only those activities necessary or incidental thereto. These Junior Subordinated Debentures and the related income effects are eliminated in the consolidated financial statements. On April 9, 2003, TIGHI redeemed the TIGHI debentures held by the subsidiary trusts. The subsidiary trusts, in turn, used these funds to redeem the TIGHI securities. The financial structure of each of Travelers P&C Capital I and Travelers P&C Capital II (the subsidiary trusts) at December 31, 2002 was as follows:

	Travelers P&C	Travelers P&C
	Capital I	Capital II

Trust Securities (TIGHI Securities)
Issuance date	April 1996	May 1996
Securities issued	32,000,000	4,000,000
Liquidation preference per security	$25	$25
Liquidation value (in millions)	$800.0	$100.0
Coupon rate	8.08%	8.00%
Distributions payable	Quarterly	Quarterly
Distributions guaranteed by(1)	TIGHI	TIGHI
Common Securities issued to TIGHI	989,720	123,720

Junior Subordinated Debentures (TIGHI Debentures)
Amount owned (in millions)	$825.0	$103.0
Coupon rate	8.08%	8.00%
Interest payable	Quarterly	Quarterly
Maturity date	April 30, 2036	May 15, 2036
Redeemable by issuer on or after	April 30, 2001	May 15, 2001

(1)	Under the arrangements, taken as a whole, payments due are fully and unconditionally guaranteed on a subordinated basis. During May 2002, TPC fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest of the debt obligations of TIGHI.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY, Continued

Common Stock

TPC’s common stock consists of class A and class B common stock. On all matters submitted to vote of the TPC shareholders, holders of class A and class B common stock are entitled to one and seven votes per share, respectively.

On January 22, 2004 and January 23, 2003, the Company, through its Capital Accumulation Program (CAP), issued 1,955,682 and 1,943,627 shares, respectively, of class A common stock in the form of restricted stock to participating officers and other key employees. The fair value per share of the class A common stock was $17.92 and $16.18, respectively. The restricted stock generally vests after a three-year period.

On March 21, 2002, TPC sold approximately 231.0 million shares of its class A common stock in a public offering for net proceeds of $4.090 billion.

Rights Plan and Preferred Stock

In 2002, prior to the Company’s IPO, the Company’s Board of Directors adopted a shareholder rights plan as a result of which each outstanding share of the Company’s class A common stock and class B common stock carries with it the right to acquire one-thousandth of a share in a new series of the Company’s preferred stock designated as series A junior participating preferred stock. On March 20, 2002, the Board of Directors designated three million of the 50 million shares of preferred stock authorized as Series A Junior Participating Preferred Stock (the Series A Preferred Stock).

Under the Company’s shareholder rights plan, each outstanding share of the Company’s class A and class B common stock carries with it the right to acquire one-thousandth of a share of the Series A Preferred Stock. These Rights trade with the Company’s common stock and will expire on March 20, 2012, unless the Rights are earlier redeemed. Such Rights are not presently exercisable and have no voting rights. At December 31, 2003 and 2002, there were no shares of preferred stock, including the Series A Preferred Stock, issued or outstanding.

Ten business days after the announcement that a person is making a tender or exchange offer for 15% or more of the Company’s general voting power or acquires 15% or more of the Company’s general voting power (other than as a result of repurchases of stock by the Company or through inadvertence by certain shareholders that subsequently divest all excess shares as set forth in the rights agreement), the Rights detach from the common stock and become freely tradable and exercisable, entitling a holder to purchase one-thousandth of a share in the Company’s Series A Preferred Stock at $77.50, subject to adjustment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY, Continued

Prior to the execution of the merger agreement, the Company amended its shareholder rights plan to permit execution of the merger agreement and the consummation of the transactions contemplated by the merger agreement, including the merger, without triggering the separation or exercise of the shareholder rights. In addition, pursuant to the amendment, the Rights will cease to be exercisable upon consummation of the merger. The Company’s Board of Directors adopted that amendment, and the amendment became effective, on November 16, 2003.

Treasury Stock

During September 2002, the Board of Directors approved a $500.0 million share repurchase program. Purchases of class A and class B common stock may be made from time to time in the open market, and it is expected that funding for the program will principally come from operating cash flow. During 2003, TPC repurchased approximately 2.6 million shares of class A common stock at a total cost of $40.0 million, representing the first acquisition of shares under this program.

The Company’s stock incentive plan provides settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. At December 31, 2003 and 2002, TPC had purchased $17.6 million and $3.7 million, respectively, of its common stock under this plan.

The Company also has a commitment in conjunction with the Citigroup Distribution, for which it prepaid $15.1 million, to acquire class A and class B common stock held by the Citigroup Capital Accumulation Program (Citigroup CAP) upon forfeiture of plan participants. This commitment expires over three years upon vesting of the Citigroup CAP participants. At December 31, 2003 and 2002, TPC had acquired $3.9 million and $1.3 million, respectively, of its common stock pursuant to this arrangement.

Shares acquired under these plans are reported as treasury stock in the consolidated balance sheet.

Dividends

TIGHI’s insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.647 billion will be available by the end of 2004 for such dividends without prior approval of the Connecticut Insurance Department.

Statutory Net Income and Surplus

Statutory net income (loss) of TIGHI’s insurance subsidiaries was $1.952 billion, ($973.6) million and $1.090 billion for the years ended December 31, 2003, 2002 and 2001, respectively. Statutory capital and surplus of TIGHI’s insurance subsidiaries was $8.444 billion and $7.287 billion at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	SHAREHOLDERS’ EQUITY AND DIVIDEND AVAILABILITY, Continued

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

	Net			Accumulated
	Unrealized			Other
	Gains	Minimum		Changes in
	(Losses) on	Pension		Equity from
	Investment	Liability		Nonowner
(at and for the year ended December 31, in millions)	Securities	Adjustment	Other(1)	Sources

Balance, December 31, 2000	$407.1	$—	$(6.4)	$400.7
Net unrealized gains on investment securities obtained as part of affiliate acquisition, net of tax of $11.7	21.1	—	—	21.1
Net unrealized gains on investment securities, net of tax of $20.2	37.9	—	—	37.9
Less: Reclassification adjustment for net realized gains included in net income, net of tax of ($113.0)	(209.9)	—	—	(209.9)
Other, net of tax of ($6.7)	—	—	(8.4)	(8.4)

Current period change	(150.9)	—	(8.4)	(159.3)

Balance, December 31, 2001	256.2	—	(14.8)	241.4
Net unrealized gains on investment securities, net of tax and minority interest of $297.1	574.4	—	—	574.4
Less: Reclassification adjustment for net realized gains included in net income, net of tax and minority interest of ($47.7)	(99.0)	—	—	(99.0)
Minimum pension liability adjustment, net of tax of ($36.7)	—	(68.3)	—	(68.3)
Other, net of tax of $9.7	—	—	8.1	8.1

Current period change	475.4	(68.3)	8.1	415.2

Balance, December 31, 2002	731.6	(68.3)	(6.7)	656.6
Net unrealized gains on investment securities, net of tax and minority interest of $200.3	349.4	—	—	349.4
Less: Reclassification adjustment for net realized gains included in net income, net of tax and minority interest of ($17.3)	(20.7)	—	—	(20.7)
Minimum pension liability adjustment, net of tax of $33.3	—	62.0	—	62.0
Other, net of tax of $17.8	—	—	38.2	38.2

Current period change	328.7	62.0	38.2	428.9

Balance, December 31, 2003	$1,060.3	$(6.3)	$31.5	$1,085.5

(1)	Includes foreign currency translation adjustments, changes in value of private equity securities and the cumulative effect of the change in accounting for derivative instruments and hedging activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCENTIVE PLANS

The Company’s Board of Directors, in connection with the IPO, adopted the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the 2002 Incentive Plan). The 2002 Incentive Plan permits grants of stock options, restricted stock, deferred stock and other stock-based awards. The purposes of the 2002 Incentive Plan are to attract and retain employees by providing compensation opportunities that are competitive with other companies, provide incentives to those employees who contribute significantly to the Company’s long-term performance and growth, and align employees’ long-term financial interests with those of the Company’s shareholders. The maximum number of shares of class A common stock that may be issued pursuant to awards granted under the 2002 Incentive Plan is 120.0 million shares.

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

Stock Option Programs

The Company has established stock option programs pursuant to the 2002 Incentive Plan: the Management stock option program and the Wealthbuilder stock option program (see also Restricted Stock and Deferred Stock Programs below). The Management stock option program provides for the granting of stock options to officers and key employees of the Company and its participating subsidiaries. The Wealthbuilder stock option program provides for the granting of stock options to all employees meeting certain requirements. The exercise price of options is equal to the fair market value of the Company’s class A common stock at the time of grant. Generally, options vest 20% each year over a five-year period and may be exercised for a period of ten years from the date of the grant only if the optionee is employed by the Company, and for certain periods after employment termination, depending on the cause of termination. The Management stock option program also permits an employee exercising an option to be granted a new option (a reload option) in an amount equal to the number of shares of class A common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option. The reload options are granted at an exercise price equal to the fair market value of the class A common stock on the date of grant, vest six months after the grant date and are exercisable for the remaining term of the related original option. The reload feature is not available for initial option grants after January 23, 2003. The Wealthbuilder stock option program does not contain a reload feature.

Prior to the IPO, the Company participated in various stock option plans sponsored by its former affiliate, Citigroup, that provided for the granting of stock options in Citigroup common stock to officers and key employees, and, in the case of certain stock option programs, to all employees meeting specific requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCENTIVE PLANS, Continued

On August 20, 2002, in connection with the Citigroup Distribution, Citigroup stock option awards held by Company employees on that date under Citigroup’s various stock option plans were cancelled and replaced with stock option awards (replacement awards) to purchase the Company’s class A common stock under the Company’s own incentive plan. These replacement awards were granted on substantially the same terms, including vesting, as the former Citigroup awards. The total number of the Company’s class A common stock subject to the replacement awards was 56.9 million shares of which 24.6 million shares were then exercisable. The number of shares of the Company’s class A common stock to which the replacement awards relate and the per share exercise price of the replacement awards were determined so that:

•	the intrinsic value of each Citigroup option, which was the difference between the closing price of Citigroup’s common stock on August 20, 2002 and the exercise price of the Citigroup options, was preserved in each replacement award for the Company’s class A common stock; and

•	the ratio of the exercise price of the replacement award to the closing price of the Company’s class A common stock on August 20, 2002, immediately after the Citigroup Distribution, was the same as the ratio of the exercise price of the Citigroup option to the price of Citigroup common stock immediately before the Citigroup Distribution.

Information with respect to stock option activity under the Company’s stock option plans for the years ended December 31, 2003 and 2002 is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2002	—	$—
Granted:
Replacement awards	56,894,116	17.29
Original	21,643,341	18.22
Reload	264,595	13.77
Exercised	(1,186,383)	8.54
Forfeited	(1,500,419)	19.84

Outstanding, December 31, 2002	76,115,250	$17.63

Granted:
Original	457,473	16.17
Reload	1,100,880	15.81
Exercised	(3,971,931)	10.15
Forfeited	(3,506,611)	20.85

Outstanding, December 31, 2003	70,195,061	$17.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCENTIVE PLANS, Continued

The following table summarizes the information about stock options outstanding under the Company’s stock option plans at December 31, 2003 and 2002:

2003	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life Remaining	Price	Exercisable	Price

$0.01 - $4.99	1,544,448	1.8 years	$4.05	1,544,448	$4.05
$5.00 - $9.99	24,095	2.3 years	7.89	24,095	7.89
$10.00 - $14.99	19,753,883	4.4 years	11.77	18,005,847	11.75
$15.00 - $19.99	24,516,712	7.8 years	17.98	6,892,462	17.68
$20.00 - $24.99	14,745,824	5.8 years	22.11	10,147,932	22.30
$25.00 - $29.99	9,610,099	6.3 years	25.73	5,062,615	25.87

	70,195,061	6.1 years	$17.85	41,677,399	$16.73

2002	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life Remaining	Price	Exercisable	Price

$0.01 - $4.99	2,279,909	2.7 years	$3.99	2,277,419	$3.99
$5.00 - $9.99	26,489	3.4 years	7.90	25,659	7.85
$10.00 - $14.99	23,240,238	5.4 years	11.72	14,980,804	11.63
$15.00 - $19.99	24,085,515	8.9 years	18.09	1,980,742	16.87
$20.00 - $24.99	15,978,375	6.6 years	22.15	8,648,533	22.52
$25.00 - $29.99	10,504,724	7.0 years	25.75	4,054,375	26.03

	76,115,250	6.9 years	$17.63	31,967,532	$16.18

Restricted Stock and Deferred Stock Programs

The Company, through its Capital Accumulation Program (CAP) established pursuant to the 2002 Incentive Plan, issues shares of the Company’s common stock in the form of restricted stock awards to eligible officers and key employees. Certain CAP participants may elect to receive part of their awards in restricted stock and part in stock options. The number of shares included in the restricted stock award is calculated at a 25% discount from the market price at the time of the award and generally vest in full after a three-year period. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period. CAP awards granted to non-U.S. CAP participants are in the form of deferred stock awards. These deferred stock awards are subject to the same conditions as the restricted stock awards except that the shares are not issued until the vesting criteria are satisfied.

Prior to the IPO, the Company participated in Citigroup’s Capital Accumulation Plan (Citigroup CAP) that provided for the issuance of shares of Citigroup common stock in the form of restricted stock awards to eligible officers and other key employees with substantially the same terms as the Company’s 2002 CAP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCENTIVE PLANS, Continued

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

In addition, the Directors Plan allows deferred receipt of shares of class A common stock (deferred stock) to a future distribution date or upon termination of their service. The after-tax compensation cost associated with this plan was not significant in 2003 and 2002.

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

The after-tax compensation cost charged to earnings for these restricted stock and deferred stock awards was $17.1 million, $17.0 million and $19.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Information with respect to restricted stock and deferred stock awards is as follows:

	2003	2002

New shares granted	2,185,586	—
Replacement grants at August 20, 2002	—	3,311,551
Weighted average fair value per share at issuance	$16.15	$17.31

401(k) Savings Plan

On August 20, 2002, in connection with the Citigroup Distribution, the Company established a 401(k) savings plan under which substantially all employees are eligible to participate. Through December 31, 2003, the Company matches employee contributions up to 3% of eligible pay but not more than $1,500 annually. Effective January 1, 2004, the maximum amount of the Company’s match increased to $2,500 annually. The expense related to this plan was $20.3 million and $17.0 million for the years ended December 31, 2003 and 2002, respectively. Prior to the IPO and the Citigroup Distribution, substantially all of the Company’s employees were eligible to participate in a 401(k) savings plan sponsored by Citigroup, for which there was no Company matching contribution for substantially all employees.

Stock Option Fair Value Information

The fair value effect of stock options is derived by application of a variation of the Black-Scholes option pricing model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCENTIVE PLANS, Continued

The significant assumptions used in estimating the fair value on the date of the grant for original options and reload options granted in 2003 and 2002 and for replacement awards issued August 20, 2002 to Company employees who held Citigroup stock option awards on that date were as follows:

	2003	2002

Expected life of stock options	3 years	4 years
Expected volatility of TPC stock (1)	29.4%	36.8%
Risk-free interest rate	2.04%	3.17%
Expected annual dividend per TPC share	$0.26	$0.20
Expected annual forfeiture rate	5%	5%

(1)	The expected volatility is based on the average volatility of an industry peer group of entities because the Company only became publicly traded in March 2002.

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

Under FAS 123, reload options are treated as separate grants from the original grants and as a result are separately valued when granted. Reload options are exercisable for the remaining term of the related original option and therefore would generally have a shorter estimated life. Shares received through option exercises under the reload program are subject to restriction on sale. Discounts (as measured by the estimated cost of protection) have been applied to the fair value of reload options granted to reflect these sales restrictions.

Awards issued prior to 2002 were granted in Citigroup stock options. The estimated fair value effect of stock options for 2001 were derived by applying the following significant assumptions underlying the Citigroup stock option plan.

2001

Expected life of stock options	3 years
Expected volatility of Citigroup stock	38.6%
Risk-free interest rate	4.52%
Expected annual dividend per Citigroup share	$0.92
Expected annual forfeiture rate	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INCENTIVE PLANS, Continued

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

		Weighted	Weighted Average
	Options	Average Exercise	Grant Date Fair
	Granted	Price	Value

Original awards 2003
Exercise price equal to market at grant	1,558,353	$15.92	$1.24
Exercise price exceeds market at grant	—	—	—
Exercise price less than market at grant	—	—	—

Original awards 2002
Exercise price equal to market at grant	21,907,936	$18.16	$5.84
Exercise price exceeds market at grant	—	—	—
Exercise price less than market at grant	—	—	—
Replacement awards 2002
Exercise price equal to market at grant	—	—	—
Exercise price exceeds market at grant	27,704,096	$23.45	$3.14
Exercise price less than market at grant	29,190,020	$11.43	$7.28

Total granted 2002	78,802,052	$17.53	$5.42

12.	PENSION PLANS AND RETIREMENT BENEFITS

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

Under agreements with Citigroup, TPC assumed liabilities for nonqualified pension, post retirement health care and life insurance benefit liabilities related to active Company plan participants as of August 20, 2002. The initial projected benefit obligation of the Company’s nonqualified pension plan at August 20, 2002 was $21.3 million. Because Citigroup assumed liabilities for the same benefits for retired or inactive plan participants, the Company transferred short-term securities of $171.1 million and recorded a payable of $13.5 million in 2002 to Citigroup affiliated companies, and reduced other liabilities and deferred taxes by $284.0 million and $99.4 million, respectively, related to retired or inactive employees, pending final agreements on the amounts. Final agreement on settlement amounts was reached and an additional $2.2 million was paid to Citigroup during the first quarter of 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PENSION PLANS AND RETIREMENT BENEFITS, Continued

In addition, the Company assumed liabilities for qualified pension plan benefits for active Company employees. As a result, assets and liabilities for qualified pension plan benefits relating to active, but not retired or inactive, plan participants were transferred from the Citigroup qualified pension plan to the Company’s newly established qualified pension plan. The initial projected benefit obligation of the Company’s qualified pension plan at August 20, 2002 was $445.0 million. Assets of $390.0 million were transferred from the Citigroup pension plan to the Company’s pension plan in 2002 and were invested primarily in a Standard & Poors stock index fund and in a Lehman Brothers Aggregate bond index fund at December 31, 2002. A final asset transfer of $37.9 million occurred in May 2003.

Prior to the Citigroup Distribution, the Company participated in non-contributory defined benefit pension plans and a postretirement health care and life insurance benefit plan sponsored by Citigroup. The Company’s share of net expense (credit) related to these plans was $(3.9) million for January 1, 2002 through August 20, 2002 and $11.7 million for 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PENSION PLANS AND RETIREMENT BENEFITS, Continued

Obligations and Funded Status

The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for TPC’s plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

			Postretirement
	Pension Plans		Benefit Plans

(at and for the year ended December 31, in millions)	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year (1)	$521.0	$488.0	$13.0	$12.3
Benefits earned	27.6	10.3	.2	.1
Interest cost on benefit obligation	36.9	12.5	.9	.3
Actuarial loss	39.4	10.6	(.2)	.3
Benefits paid	(6.3)	(.4)	—	—

Benefit obligation at end of year	$618.6	$521.0	$13.9	$13.0

Change in plan assets
Fair value of plan assets at beginning of year (1)	$430.8	$429.3	$—	$—
Actual return on plan assets	82.7	1.7	—	—
Company contributions	94.7	.2	—	—
Benefits paid	(6.3)	(.4)	—	—

Fair value of plan assets at end of year	$601.9	$430.8	$—	$—

Reconciliation of prepaid (accrued) benefit cost and total amount recognized
Funded status of plan	$(16.7)	$(90.2)	$(13.9)	$(13.0)
Unrecognized:
Prior service cost	(37.1)	(42.9)	(.1)	(.2)
Net actuarial loss	156.3	165.9	1.1	1.3

Net amount recognized	$102.5	$32.8	$(12.9)	$(11.9)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$120.3	$49.0	$—	$—
Accrued benefit liability	(27.5)	(121.2)	(12.9)	(11.9)
Accumulated other comprehensive income	9.7	105.0	—	—

Net amount recognized	$102.5	$32.8	$(12.9)	$(11.9)

(1)	August 20, 2002 is the beginning of the year for 2002 as TPC-sponsored plans began on that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PENSION PLANS AND RETIREMENT BENEFITS, Continued

The accumulated benefit obligation for the Company’s defined benefit pension plans was $573.7 and $476.0 million at December 31, 2003 and 2002, respectively.

For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation and the aggregate accumulated benefit obligation were each $27.6 million at December 31, 2003 and were $521.0 million and $476.0 million, respectively, at December 31, 2002.

The pretax minimum liability included in other comprehensive income decreased by $95.3 million from December 31, 2002 to December 31, 2003.

The Company does not have a best estimate of contributions expected to be paid to the qualified pension plan during the next fiscal year at this time. However, the maximum tax deductible contribution to the qualified pension plan for 2004 is currently estimated to be $40.0 million, which may be contributed on or before September 15, 2005.

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2003	2002

Assumptions used to determine benefit obligations
Discount rate	6.25%	6.75%
Future compensation increase rate	4.00%	4.50%
Assumptions used to determine net periodic benefit cost (1)
Discount rate	6.75%	7.00%
Expected long-term rate of return on assets	8.00%	8.00%
Assumed health care cost trend rates
Following year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2009	2008

(1)	August 20, 2002 is the beginning of the year for 2002 as TPC-sponsored plans began on that date.

In choosing the expected long-term rate of return, the Company’s Pension Plan Investment Committee considered the historical returns of the S&P 500 Index and the Lehman Aggregate Index in conjunction with today’s economic and financial market conditions.

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $.8 million at December 31, 2003 and 2002 and the aggregate of the service and interest cost components of net postretirement benefit expense by less than $.1 million for 2003 and 2002. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2003 and 2002 by $.8 million and $.7 million, respectively, and the aggregate of the service and interest cost components of net postretirement benefit expense by less than $.1 million for 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	PENSION PLANS AND RETIREMENT BENEFITS, Continued

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (2003 Medicare Act) was enacted. As permitted by FASB Staff Position No. FAS 106-1, the Company has chosen to defer recognition of the effects of the 2003 Medicare Act on its postretirement benefit plan. The Company does not expect that the 2003 Medicare Act will have a significant impact on the accumulated postretirement benefit obligation or net postretirement benefit expense.

Components of Net Periodic Benefit Cost

The following table summarizes the components of net benefit expense recognized in the consolidated statement of income for TPC’s plans for the period August 20, 2002 through December 31, 2002 and for the year ended December 31, 2003.

			Postretirement
	Pension Plans		Benefit Plans

(in millions)	2003	2002	2003	2002

Service cost	$27.6	$10.3	$.2	$.1
Interest cost on benefit obligation	36.9	12.5	.9	.3
Expected return on plan assets	(38.8)	(14.8)	—	—
Amortization of unrecognized:
Prior service cost	(5.8)	(2.1)	—	—
Net actuarial loss	5.1	.6	—	—

Net benefit expense	$25.0	$6.5	$1.1	$.4

Plan assets

The percentage of the fair value of pension plan assets held by asset category is as follows:

(at December 31,)	2003	2002

Equity securities	60%	59%
Debt securities	40%	41%

Total	100%	100%

The Company’s Pension Plan Investment Committee has established a target investment asset allocation of 60% invested in an S&P 500 index fund and 40% in a Lehman Brothers Aggregate Bond Index fund. In establishing this investment asset allocation for the plan, the Pension Plan Investment Committee took into account, among other factors, the information provided to it by the plan’s actuary, information relating to the historical investment returns of the S&P 500 and Lehman Brothers Aggregate Bond Index, asset diversification and market conditions at the time each contribution to the plan was to be invested. The Pension Plan Investment Committee periodically reviewed the plan’s investment performance and asset allocation during 2003, and has adhered to that allocation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	LEASES

Prior to the Citigroup Distribution, most leasing functions for TPC and its subsidiaries were administered by the Company. Rent expense related to these leases was shared by a former affiliate and the Company on a cost allocation method based generally on estimated usage by department. In conjunction with the Citigroup Distribution, the Company purchased certain properties from Citigroup. Rent expense was $115.3 million, $123.3 million and $121.0 million in 2003, 2002 and 2001, respectively.

Future minimum annual rental payments under noncancellable operating leases are $81.6 million, $68.3 million, $52.9 million, $39.3 million, $21.9 million and $37.6 million for 2004, 2005, 2006, 2007, 2008 and 2009 and thereafter, respectively. Future sublease rental income of approximately $1.9 million will partially offset these commitments.

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

For fair value hedges, changes in the fair value of derivatives are reflected in net realized investment gains (losses), together with changes in the fair value of the related hedged item. The Company did not utilize fair value hedges during the years ended December 31, 2003 and 2002.

For cash flow hedges, the accounting treatment depends on the effectiveness of the hedge. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported in accumulated other changes in equity from nonowner sources. These changes in fair value will be included in the earnings of future periods when earnings are also affected by the variability of the hedged cash flows. At December 31, 2003, the amount that the Company expects to include in net realized investment gains (losses) over the next twelve months for these cash flow hedges is not significant. To the extent these derivatives are not effective, changes in their fair value are immediately included in net realized investment gains (losses). The Company’s cash flow hedges primarily include hedges of floating rate available-for-sale securities and certain forecasted transactions up to a maximum tenure of one year. While the earnings impact of cash flow hedges is similar to the previous accounting practice, the amounts included in the accumulated other changes in equity from nonowner sources will vary depending on market conditions.

For net investment hedges in which derivatives hedge the foreign currency exposure of a net investment in a foreign operation, the accounting treatment will similarly depend on the effectiveness of the hedge. The effective portion of the change in fair value of the derivative hedging the net investment, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the years ended December 31, 2003 and 2002, the amount included in the foreign currency translation adjustment in equity from nonowner sources was a $17.0 million loss and an $8.5 million loss, respectively. The ineffective portion is reflected in net realized investment gains (losses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in net realized investment gains (losses). During the years ended December 31, 2003 and 2002, the Company realized gains of zero and $3.8 million, respectively, from hedge ineffectiveness.

Derivatives that are not designated or do not qualify as hedges are also carried at fair value with changes in value reflected in net realized investment gains (losses). The Company has certain U.S. treasury futures contracts and foreign currency forward contracts, which are not designated as hedges at December 31, 2003 and 2002.

For those hedge relationships that are terminated, hedge designations removed, or forecasted transactions that are no longer expected to occur, the hedge accounting treatment described in the paragraphs above will no longer apply. For fair value hedges, any changes to the hedged item remain as part of the basis of the asset and are ultimately reflected as an element of the yield. For cash flow hedges, any changes in fair value of the end-user derivative remain in accumulated other changes in equity from nonowner sources, and are included in earnings of future periods when earnings are also affected by the variability of the hedged cash flow. If the hedged relationship was discontinued because a forecasted transaction will not occur when scheduled, any changes in fair value of the end-user derivative are immediately reflected in net realized investment gains (losses). During the years ended December 31, 2003 and 2002, the Company recognized no gain or loss and a gain of $4.9 million, respectively, from discontinued forecasted transactions.

The Company also purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). The Company bifurcates an embedded derivative where: a) the economic characteristics and risks of the embedded instrument are not clearly and closely related to the economic characteristics and risks of the host contract, b) the entire instrument would not otherwise be remeasured at fair value, and c) a separate instrument with the same terms of the embedded instrument would meet the definition of a derivative under FAS 133. Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities.

During 2003, the Company engaged in U.S. Treasury note futures transactions to modify the duration of the investment portfolio. The Company entered into 90 day futures contracts on 2 year, 5 year, 10 year and 30 year U.S. Treasury notes which require a daily mark to market settlement with the broker. The notational value of the open U.S. Treasury futures contracts was $1.482 billion at December 31, 2003. These derivative instruments are not designated and do not qualify as hedges under FAS 133 rules and as such the daily mark to market settlement is reflected in net realized investment gains (losses).

Fair Value of Financial Instruments

The Company uses various financial instruments in the normal course of its business. Certain insurance contracts are excluded by Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and, therefore, are not included in the amounts discussed.

At December 31, 2003 and 2002, investments in fixed maturities had a fair value, which equaled carrying value, of $33.046 billion and $30.003 billion, respectively. The fair value of investments in fixed maturities for which a quoted market price or dealer quote are not available was $685.4 million and $892.5 million at December 31, 2003 and 2002, respectively. See note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

The carrying values of cash, trading securities, short-term securities, mortgage loans, investment income accrued, receivables for investment sales, payables for investment purchases and securities lending payable approximated their fair values. See notes 1 and 4.

The carrying values of $284.3 million and $607.5 million of financial instruments classified as other assets approximated their fair values at December 31, 2003 and 2002, respectively. The carrying values of $2.690 billion and $2.272 billion of financial instruments classified as other liabilities at December 31, 2003 and 2002, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt and the TIGHI debentures was as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
(at December 31, in millions)	Value	Value	Value	Value

Notes payable to former affiliates	$—	$—	$700.0	$707.5
Convertible notes	918.5	924.5	917.5	849.2
Long-term debt	1,756.0	1,840.5	926.2	971.7
TIGHI Securities	—	—	900.0	905.0

Total	$2,674.5	$2,765.0	$3,443.7	$3,433.4

The fair value of the notes payable to former affiliates is based upon discounted cash flows. The fair value of the convertible notes and the long-term debt is based upon bid price at December 31, 2003 and 2002. The fair value of the TIGHI Securities is based upon the closing price at December 31, 2002.

15.	COMMITMENTS AND CONTINGENCIES

Commitments

In the normal course of business, the Company has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These commitments were $652.3 million and $864.3 million at December 31, 2003 and 2002, respectively.

Contingencies

Asbestos and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos and other hazardous waste and toxic substances which are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES, Continued

In May 2002, the Company agreed with approximately three dozen other insurers and PPG Industries, Inc. (PPG) on key terms to settle asbestos-related coverage litigation under insurance policies issued to PPG. While there remain a number of contingencies, including the final execution of documents, court approval and possible appeals, the Company believes that the completion of the settlement pursuant to the terms announced in May 2002 is likely. The Company’s single payment contribution to the proposed settlement is approximately $388.8 million after reinsurance.

The Company is involved in a bankruptcy and other proceedings relating to ACandS, Inc. (ACandS), formerly a national installer of products containing asbestos. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for bodily injury asbestos claims were covered by insurance policies issued by the Company. There were a number of developments in the proceedings since the beginning of 2003 including two decisions which were favorable to the Company. These developments and the status of the various proceedings are described below.

One of the proceedings was an arbitration commenced in January 2001 to determine whether and to what extent ACandS’ financial obligations for bodily injury asbestos claims are subject to insurance policy aggregate limits. On July 31, 2003, the arbitration panel ruled in the Company’s favor that asbestos bodily injury claims paid by ACandS on or after that decision date are subject to the aggregate limits of the policies issued to ACandS, which have been exhausted. In October 2003, ACandS commenced a lawsuit seeking to vacate the arbitration award as beyond the panel’s scope of authority (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.). The Company has filed its opposition to ACandS’ motion to vacate.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). On January 26, 2004 the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization. The bankruptcy court found, consistent with the Company’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code. ACandS has filed a notice of appeal of the bankruptcy court’s decision and has filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court. The Company has moved to dismiss the appeal and objections and has also filed an opposition to ACandS’ objections.

In its proposed plan of reorganization, ACandS sought to establish a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by the Company. The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.8 billion. ACandS asserts that based on a prior agreement between the Company and ACandS and ACandS’ interpretation at the July 31, 2003 arbitration panel ruling, the Company is liable for 45% of the $2.8 billion. In August 2003, ACandS filed a new lawsuit against the Company seeking to enforce this position (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D. Ct., E.D. Pa.). The Company has not yet responded to the complaint but intends to vigorously contest ACandS’ assertions and believes that it has meritorious defenses.

In addition to the proceedings described above the Company and ACandS are also involved in litigation (ACandS, Inc. v. Travelers Casualty and Surety Co., U.S.D.Ct., E.D. Pa.) commenced in September 2000. This litigation primarily involves the extent to which the asbestos bodily injury claims against ACandS are subject to occurrence limits under insurance policies issued by the Company. The Company has filed a motion to dismiss this action based upon the July 31, 2003 arbitration decision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES, Continued

All three of the ongoing proceedings were stayed pending the bankruptcy court’s ruling on ACandS’ plan of reorganization. In light of the issuance of that ruling, the Company is now evaluating its next steps in the proceedings. The Company believes that the findings of the Bankruptcy Court support various of the Company’s assertions in the proceedings.

The Company believes that it has meritorious defenses in all these proceedings, which it is vigorously asserting, including, among others, that the purported settlements are not final, are unreasonable in amount and are not binding on the Company; that any bankruptcy plan of reorganization which ACandS files is defective to the extent it seeks to accelerate any of the Company’s obligations under policies issued to ACandS or to deprive the Company of its right to litigate the claims against ACandS; that the arbitration award is valid and binding on the parties and applies the claims purportedly settled by ACandS during the pendency of the arbitration proceeding; and that the occurrence limits in the policies substantially reduce or eliminate the Company’s obligations, if any, with respect to the purportedly settled claims.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers, and Meninger v. Travelers), were filed against the Company and other insurers in state court in West Virginia. The plaintiffs in these cases, which were subsequently consolidated into a single proceeding in Circuit Court of Kanawha County, West Virginia, allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Lawsuits similar to Wise have been filed in Massachusetts (2002) and Hawaii (filed in 2002, and served in May 2003) (these suits are collectively referred to as the “Statutory and Hawaii Actions”). Also, in November 2001, plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court moved to amend their complaint to name the Company as a defendant, alleging that the Company and other insurers breached alleged duties to certain users of asbestos products. In March 2002, the court granted the motion to amend. Plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising allegations similar to those presented in the West Virginia amended complaint are also pending against the Company in Louisiana, Ohio and Texas state courts (these suits, together with the West Virginia suit, are collectively referred to as the “common law claims”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES, Continued

All of the actions described in the preceding paragraph, other than the Hawaii Actions, are currently subject to a temporary restraining order entered by the federal bankruptcy court in New York, which had previously presided over and approved the reorganization in bankruptcy of the Company’s former policyholder Johns Manville. In August 2002, the bankruptcy court conducted a hearing on the Company’s motion for a preliminary injunction prohibiting further prosecution of the lawsuits pursuant to the reorganization plan and related orders. At the conclusion of this hearing, the court ordered the parties to mediation, appointed a mediator and continued the temporary restraining order. During 2003, the same bankruptcy court extended the existing injunction to apply to an additional set of cases filed in various state courts in Texas and Ohio as well as to the attorneys who are prosecuting these cases. The order also enjoins these attorneys and their respective law firms from commencing any further lawsuits against the Company based upon these allegations without the prior approval of the court. The parties have met with the mediator several times, and on November 19, 2003, the parties advised the bankruptcy court that a settlement in principle of the Statutory and Hawaii Actions had been reached. This settlement in principle is subject to a number of significant contingencies, including the execution of a definitive settlement agreement. In addition, the bankruptcy court must issue an order approving the settlement agreement and clarifying certain prior orders of the bankruptcy court concerning the scope and breadth of the injunction previously entered by that court in the Johns Manville proceeding. All of these orders must become final and all appeals seeking to reverse these orders must have been denied in order for the settlement to take effect. The bankruptcy court will also hold hearings with respect to the Company’s motion for a permanent injunction with respect to all of the pending common law claims. If the Company is successful in finalizing its settlement of the Statutory and Hawaii Actions and obtains the permanent injunction it is seeking with respect to the common law claims, then the Statutory and Hawaii Actions will have been resolved and the pending common law claims will have been enjoined. It is not possible to predict how the court will rule on the motion for a permanent injunction with respect to the common law claims or the motion to approve the settlement of the Statutory and Hawaii Actions, even assuming that the settlement in principle of these actions is finalized and reduced to an executed, definitive settlement agreement. If all of the conditions of the Statutory and Hawaii settlement in principle are not satisfied, or to the extent that the bankruptcy court does not enter the permanent injunction sought by the Company with respect to the common law claims, then the temporary restraining order currently in effect will be lifted and the Company will again be subject to the pending litigation and could be subject to additional litigation based on similar theories of liability.

The Company has numerous defenses in all of the direct action cases. Many of these defenses have been raised in initial motions to dismiss filed by the Company and other insurers. There have been favorable rulings during 2003 in Texas on some of these motions filed by other insurers during the pendency of the Johns Manville stay that dealt with statute of limitations and the validity of the alleged causes of actions. The Company’s defenses include the fact that these novel theories have no basis in law; that they are directly at odds with the well established law pertaining to the insured/insurer relationship; that there is no generalized duty to warn as alleged by the plaintiffs; that to the extent that they have not been released by virtue of prior settlement agreements by the claimants with the Company’s policyholders, all of these claims were released by virtue of approved settlements and orders entered by the Johns Manville bankruptcy court; and that the applicable statute of limitation as to many of these claims has long since expired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES, Continued

Other Proceedings

Gulf Insurance Company (Gulf), a majority-owned subsidiary of TPC, brought an action on May 22, 2003, as amended on July 29, 2003, in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), and three other reinsurance companies to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. On May 22, 2003, as amended on September 5, 2003, Transatlantic brought an action against Gulf regarding the same dispute, which has been consolidated with Gulf’s action. Transatlantic seeks rescission of its vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey) and Employers Reinsurance Company (Employers), the other defendant reinsurers, also filed answers and counterclaims in the Gulf action asserting positions similar to Transatlantic, including counterclaims for rescission of vehicle residual value reinsurance contracts issued to Gulf. On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. After the settlement, the Gulf action now seeks from the remaining three defendants a total of $90.9 million currently due under the reinsurance contracts, a declaration that $11.6 million will be payable under a second installment due in 2004, and consequential and punitive damages. Gulf denies the reinsurers’ allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts, and intends to vigorously pursue the action.

TPC and its board of directors have been named as defendants in three purported class action lawsuits brought by four of TPC’s shareholders seeking injunctive relief as well as unspecified monetary damages. The actions are captioned Henzel, et al. v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); Vozzolo v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Waterbury, CT Nov. 17, 2003); and Farina v. Travelers Property Casualty Corp., et al. (Jud. Dist. of Hartford, CT December 15, 2003). The Henzel and Vozzolo actions were consolidated and transferred to the complex litigation docket in Waterbury, Connecticut; the Farina action is pending in Hartford, Connecticut.

All the complaints allege that TPC and its board of directors breached their fiduciary duties to TPC’s shareholders in connection with the adoption of the merger and the merger agreement with St. Paul. According to the plaintiffs, the merger enriches TPC management to the detriment of TPC’s shareholders. The plaintiffs further claim that the defendants failed to adequately investigate alternatives to the merger. The Farina complaint also names St. Paul and Adams Acquisition Corp, a wholly-owned subsidiary of St. Paul, as defendants, alleging that they aided and abetted the alleged breach of fiduciary duty. TPC believes the suits are wholly without merit and intends to vigorously defend against the suits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES, Continued

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

See note 7 for additional discussion of asbestos and environmental reserves and claims matters.

Merger-Related Termination Fees

Under the merger agreement, each of St. Paul and the Company has agreed to pay the other party a fee of $300 million in cash in any of the following payment events:

•	if the other party (i) terminates the merger agreement as a result of the paying party having made a change of recommendation; or (ii) willfully and materially breaches its obligations or certain of its obligations in connection with the filing with the SEC of the companies’ joint proxy statement/prospectus;

•	if (i) prior to termination, an Acquisition Proposal (as defined in the merger agreement) relating to the paying party was made or renewed and not publicly withdrawn at least 20 days prior such party’s shareholder vote, (ii) either party terminates the merger agreement following the paying party’s failure to obtain its required shareholder approval and (iii) within 18 months following termination, the paying party enters into a definitive agreement for, or consummates, an Acquisition Proposal; or

•	if (i) prior to termination, an Acquisition Proposal relating to the paying party was made or renewed and not publicly withdrawn at least 20 days prior to the termination of the merger agreement, (ii) either party exercises its right to terminate the merger agreement based on the merger not having been consummated on or before November 30, 2004 and (iii) within 18 months following termination, the paying party enters into a definitive agreement for, or consummates, an Acquisition Proposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS

Prior to the Citigroup Distribution, the Company provided and purchased services to and from Citigroup affiliated companies, including facilities management, banking and financial functions, benefit coverages, data processing services, and short-term investment pool management services. Charges for these shared services were allocated at cost. In connection with the Citigroup Distribution, the Company and Citigroup and its affiliates entered into a transition services agreement for the provision of certain of these services, tradename and trademark and similar agreements related to the use of trademarks, logos and tradenames and an amendment to the March 26, 2002 Intercompany Agreement with Citigroup. During the first quarter of 2002, Citigroup provided investment advisory services on an allocated cost basis, consistent with prior years. On August 6, 2002, the Company entered into an investment management agreement, which has been applied retroactively to April 1, 2002, with an affiliate of Citigroup whereby the affiliate of Citigroup is providing investment advisory and administrative services to the Company with respect to its entire investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $59.7 million and $47.2 million for the year ended December 31, 2003 and for the period from April 1, 2002 through December 31, 2002, respectively. This agreement terminates on March 31, 2004. The Company intends to arrange an orderly transition of the investment management and the associated accounting and administrative services to St. Paul Travelers following the merger with St. Paul. The Company and Citigroup also agreed upon the allocation or transfer of certain other liabilities and assets, and rights and obligations in furtherance of the separation of operations and ownership as a result of the Citigroup Distribution. The net effect of these allocations and transfers, in the opinion of management, was not significant to the Company’s results of operations or financial condition.

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

Included in revenues in the consolidated statement of income (loss) is $520.0 million from the Citigroup indemnification agreement in 2002. At December 31, 2002, other assets in the consolidated balance sheet include a $360.7 million receivable under the Citigroup indemnification agreement, which was received during the first quarter of 2003. See note 7.

In conjunction with the purchase of TIGHI’s outstanding shares in April 2000, TPC borrowed $2.2 billion pursuant to a note agreement with Citigroup. This note was prepaid during 2002 following the offerings. Interest expense included in the consolidated statement of income was $5.5 million and $79.2 million in 2002 and 2001, respectively. See note 8.

The Company has line of credit agreements with Citigroup. See note 8.

The Company had notes payable to Citigroup of $700.0 million at December 31, 2002, which was repaid during 2003. Interest expense included in the consolidated statement of income was $9.1 million, $18.1 million and $8.7 million in 2003, 2002 and 2001, respectively. See note 8.

On October 1, 2001, the Company paid $329.5 million to Citigroup for The Northland Company and its subsidiaries and Associates Lloyds Insurance Company. In addition, on October 3, 2001, the capital stock of Associates Insurance Company, with a net book value of $356.5 million, was contributed to the Company. See note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	RELATED PARTY TRANSACTIONS, Continued

At December 31, 2003 and 2002, the Company had $14.6 million and $60.2 million, respectively, of securities pledged as collateral to Citigroup to support a letter of credit facility for certain of the Company’s surety customers.

In the ordinary course of business, the Company purchases and sells securities through formerly affiliated broker-dealers. These transactions are conducted on an arm’s-length basis. Commissions are not paid for the purchase and sale of debt securities. Citigroup was the underwriter of the offerings and received underwriting discounts and commissions of approximately $90.0 million.

The Company participates in reinsurance agreements with TIC, a former affiliate. See note 6.

The Company purchases annuities from former affiliates to settle certain claims. Through 2004, the Company has agreed to use TIC as the most preferred provider of annuities, as long as Citigroup maintains competitive ratings and its products are competitively priced. Reinsurance recoverables at December 31, 2003 and 2002 included $760.6 million and $810.4 million, respectively, related to these annuities.

17.	NONCASH FINANCING AND INVESTING ACTIVITIES

There were no significant noncash financing or investing activities for the year ended December 31, 2003. In 2002, TPC paid dividends of $5.095 billion to Citigroup in the form of notes payable. These notes were all repaid during 2002. On October 3, 2001, the capital stock of Associates Insurance Company, with a net book value of $356.5 million, was contributed to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2003	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$3,603.0	$3,748.7	$3,745.5	$4,042.0	$15,139.2
Total expenses	3,195.7	3,148.0	3,184.8	3,381.3	12,909.8

Income before federal income taxes and minority interest	407.3	600.7	560.7	660.7	2,229.4
Federal income taxes	89.8	155.1	131.6	160.9	537.4
Minority interest, net of tax	(22.5)	4.4	3.0	11.1	(4.0)

Net income	$340.0	$441.2	$426.1	$488.7	$1,696.0

Earnings per share (1):
Basic	$0.34	$0.44	$0.43	$0.49	$1.69
Diluted	0.34	0.44	0.42	0.49	1.68

(1)	Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

2002	First	Second	Third	Fourth
(in millions, except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Total revenues	$3,232.7	$3,319.8	$3,563.9	$4,153.3	$14,269.7
Total expenses	2,778.4	2,884.6	3,224.3	5,642.2	14,529.5

Income (loss) before federal income taxes, cumulative effect of change in accounting principle and minority interest	454.3	435.2	339.6	(1,488.9)	(259.8)
Federal income taxes (benefit)	109.6	103.2	6.0	(695.3)	(476.5)
Minority interest, net of tax	—	—	1.3	(.2)	1.1

Income (loss) before cumulative effect of change in accounting principle	344.7	332.0	332.3	(793.4)	215.6
Cumulative effect of change in accounting for goodwill and other intangible assets, net of tax	(242.6)	—	—	—	(242.6)

Net income (loss)	$102.1	$332.0	$332.3	$(793.4)	$(27.0)

Basic and diluted earnings per share (1)
Income (loss) before cumulative effect of change in accounting principle	$0.43	$0.33	$0.33	$(0.79)	$0.23
Cumulative effect of change in accounting principle	(0.30)	—	—	—	(0.26)

Net income (loss)	$0.13	$0.33	$0.33	$(0.79)	$(0.03)

(1)	Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Company

Set forth below is information concerning the Company’s executive officers as of February 27, 2004. Each executive officer serves for a one year term upon annual election by the Board of Directors.

Name	Age	Office

Robert I. Lipp	65	Chairman of the Board of Directors, Chief Executive Officer
Charles J. Clarke	68	President and a director
Irwin R. Ettinger	65	Vice Chairman
Douglas G. Elliot	43	Chief Operating Officer
Jay S. Benet	51	Chief Financial Officer
Stewart R. Morrison	47	Chief Investment Officer
Maria Olivo	39	Executive Vice President – Business and Corporate Development and Investor Relations
Peter N. Higgins	56	Executive Vice President – Underwriting
Brian W. MacLean	50	Executive Vice President – Claim Services
Joseph P. Lacher, Jr.	34	Executive Vice President – Personal Lines
Douglas K. Russell	46	Chief Accounting Officer and Treasurer

Robert I. Lipp, 65, is Chairman and Chief Executive Officer of the Company, and has been Chairman and Chief Executive Officer of TIGHI since December 18, 2001. Mr. Lipp served as Chairman of the Board of TIGHI from 1996 to 2000 and from January 2001 to October 2001, and was the Chief Executive Officer and President of TIGHI from 1996 to 1998. During 2000 he was a Vice-Chairman and member of the Office of the Chairman of Citigroup. He was Chairman and Chief Executive Officer—Global Consumer Business of Citigroup from 1999 to 2000. From October 1998 to April 1999, he was Co-Chairman Global Consumer Business of Citigroup. From 1993 to 2000, he was Chairman and Chief Executive Officer of Travelers Insurance Group Inc., a Travelers predecessor company. From 1991 to 1998, he was a Vice-Chairman and Director of Travelers Group, Inc. and from 1991 to 1993, he was Chairman and Chief Executive Officer of CitiFinancial Credit Company. Prior to joining Citigroup in 1986, Mr. Lipp spent 23 years with Chemical New York Corporation. He is a director of Accenture Ltd., and Bank One Corporation, a trustee of Carnegie Hall, and Chairman of the Executive Committee at Williams College.

Charles J. Clarke, 68, is President of the Company and was Chairman and Chief Executive Officer of TIGHI just prior to December 18, 2001. He has been a director of the Company since June 2000. Mr. Clarke was President of TIGHI from January 2001 to October 2001. Prior to that time he had been Vice Chairman of TIGHI from January 1998 to January 2001. Mr. Clarke had been Chief Executive Officer of Commercial Lines from January 1996 to January 1998 and was Chairman of Commercial Lines from 1990 to January 1996. He had held other executive and management positions with the Company for many years, and he has been with the Company since 1958.

Irwin R. Ettinger, 65, joined the Company as Vice Chairman in June 2002. Prior to this, Mr. Ettinger served as the Chief Accounting and Tax Officer for Citigroup from 1998 to 2002 and held other positions of increasing responsibility since joining Citigroup in 1987. He joined Citigroup from Arthur Young & Co. (now Ernst and Young) where he was a partner for 18 years. He serves as a member of the Advisory Council of the Weissmen Center for International Business of Baruch College of the City University of New York and is a member of the Executive Committee of the Baruch College Fund.

Douglas G. Elliot, 43, is Chief Operating Officer of the Company, responsible for the business operations of the Company. He was President and Chief Operating Officer of TIGHI just prior to December 18, 2001. Mr. Elliot was President and Chief Executive Officer of TIGHI from October 2001 to December 2001. He was Chief Operating Officer and President of Commercial Lines from September 2000 to October 2001, Chief Operating Officer of Commercial Lines from August 1999 to September 2000 and Senior Vice President of Select Accounts from June 1996 to August 1999. He has held other executive and management positions with the Company for several years, and he has been with the Company since 1987. Mr. Elliot serves on the Board of Directors at Hartford Hospital.

Jay S. Benet, 51, has been Executive Vice President and Chief Financial Officer of the Company since February 2002. Before joining the Company, from March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup’s Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Prior to this, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now Pricewaterhouse Coopers).

Stewart R. Morrison, 47, is the Chief Investment Officer of the Company. Mr. Morrison joined the Company in November 2002 from Security Benefit Group in Topeka, Kansas, where he served as Chief Investment Officer. Prior to his role there, Mr. Morrison spent more than 10 years with Keyport Life Insurance Company in Boston in a variety of strategic investment positions, including Chief Investment Officer. Before moving into the insurance field, Mr. Morrison held positions of increasing responsibility in the banking industry, beginning at Hartford National Bank.

Maria Olivo, 39, was appointed Executive Vice President, Business and Corporate Development and Investor Relations of the Company in June 2002. Ms. Olivo, a certified financial analyst, joined the Company from Swiss Re Capital Partners where she was a Managing Director involved in Strategic Investments and Corporate Development from April 2000 to June 2002. Prior to that, she was a Director at Salomon Smith Barney where she worked on numerous initial public offerings, mergers and acquisitions and public debt offerings.

Peter N. Higgins, 56, has been Executive Vice President, Underwriting since 2000, and Chief Executive Officer of Commercial Accounts since 1996. In addition, he is the Chief Executive Officer of the Northland Companies. Mr. Higgins began his career at the Company in 1969, was promoted to Senior Vice President, Commercial Lines in 1992, and Chief Underwriting Officer in 2000.

Brian W. MacLean, 50, is Executive Vice President, Claim Services. Prior to this, Mr. MacLean served as President of Select Accounts from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined the Company in 1988 and has served in several other positions. Prior to joining the Company, Mr. MacLean was an audit manager at the public accounting firm of Peat Marwick (now KPMG LLP).

Joseph P. Lacher, 34, is Executive Vice President of Personal Lines. Prior to this, he was Senior Vice President of Product & Actuarial for Personal Lines since April 2001. Prior to that, Mr. Lacher was Senior Vice President of Personal Lines Strategic Distribution from April 1999 to April 2001. From April 1996 to April 1999, he was Chief Financial Officer of Select Accounts. Mr. Lacher joined the Company in 1991 and has held other executive and management positions with the Company.

Douglas K. Russell, 46, is Senior Vice President, Chief Accounting Officer and Treasurer and has been Controller and Chief Accounting Officer of the Company since July 1999. Mr. Russell has also served in several other positions at the Company since January 1997. Prior to joining the Company, Mr. Russell was Director of Financial Reporting of both The MetraHealth Companies, Inc. from May 1995 to October 1995, and of United Healthcare Corporation, from October 1995 to December 1996. From 1979 to May 1995, Mr. Russell served in several positions at Ernst & Young, LLP.

Directors of the Company

Set forth below is information concerning the Company’s directors as of February 27, 2004.

TPC’s certificate of incorporation provides for a classified Board of Directors whose members are divided into three classes, Class I, Class II and Class III, with each class being as nearly equal in number as possible. At each annual meeting of shareholders, nominees are elected as directors to a class with a term of office that expires at the annual meeting of shareholders held three years after, and until their successors are elected and qualified. The Board of Directors currently consists of thirteen members, classified as set forth below.

Class I Directors (terms expire at the 2006 annual meeting)

Kenneth J. Bialkin, 74, has been a director of the Company since May 2002. Mr. Bialkin is a partner at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. From 1996–2000 he was a director of TIGHI, Travelers predecessor public company. He also was a director of Citigroup (or its predecessor Travelers Group) from 1986 to 2002. He is a director of The Municipal Assistance Corporation for the City of New York and Tecnomatix Technologies Ltd. He is a trustee of Carnegie Hall, a member of the Board of Governors, Graduate Faculty of New School University, Chairman of the Board of the American Jewish Historical Society, Chairman of the America-Israel Friendship League and a member of the Council on Foreign Relations.

Clarence Otis, Jr., 47, has been a director of the Company since September 2002. He has been the Executive Vice President of Darden Restaurants, Inc., and President of its Smokey Bones Restaurants division, since December 2002. Prior to this, he was Executive Vice President and Chief Financial Officer of Darden Restaurants from April 2002 to December 2002, Senior Vice President and Chief Financial Officer from 1999–2002, Senior Vice President, Finance and Treasurer from 1997–1999, and Vice President and Treasurer from 1995–1997. Mr. Otis was also Managing Director, Public Finance (1992–1995) and Vice President, Public Finance (1991–1992) at Chemical Banking Corp.; Managing Director, Public Finance at Muriel Siebert & Company from 1990–1991; and Vice President, Public Finance at Credit Suisse First Boston from 1987–1990. He is a director of VF Corporation, and a member of various associations including the Financial Executive Institute, Executive Leadership Council and a member of the New York Bar.

Jeffrey M. Peek, 56, has been a director of the Company since September 2002. He has been President and Chief Operating Officer and a director of CIT Group Inc. since September 2003. Prior to this, Mr. Peek was Vice Chairman of Credit Suisse First Boston since 2002 and was responsible for the firm’s Financial Services Division including Credit Suisse Asset Management, Pershing, and Private Client Services. He was also a member of the Group Executive Board of Credit Suisse Group. From 1983 to 2001, he held various executive positions at Merrill Lynch, including Executive Vice President from 1997-2001, and was President of Merrill Lynch Investment Managers. He also served on the Executive Management Committee of Merrill Lynch & Co. Mr. Peek is a director or trustee of the New York City Ballet, Teachers College at Columbia University, the Brearley School, International Tennis Hall of Fame, Business Committee for the Metropolitan Museum of Art, and Advisory Council for Bendheim Center for Finance at Princeton University.

Laurie J. Thomsen, 46, has been a director of the Company since September 2002. She was a Co-founding General Partner of Prism Venture Partners, a venture capital firm, from 1995–2000 and is currently a retiring General Partner of Prism Venture Partners. From 1988–1995, she was a General Partner at Harbourvest Partners (formerly Hancock Venture Partners) in Boston, and an associate there from 1984–1988. She also was a Vice President at John Hancock Mutual Life in the Bond, Corporate Finance Department in 1984; and an Assistant Vice President at U.S. Trust Co. of New York from 1979–1984. Ms. Thomsen is a director of The Horizons Initiative, New Profit, Inc., a trustee of Williams College and Chair of the Board of Overseers at the Isabella Stewart Gardner Museum.

Class II Directors (terms expire at the 2004 annual meeting)

Howard K. Berkowitz, 63, has been a director of the Company since September 2002. He is the founder and managing partner of HPB Associates, an investment group, which he sold to BlackRock, Inc., in April 2003 to form BlackRock HPB, a hedge fund of funds manager. He is CEO of this new venture and a Managing Director of BlackRock. He has managed investment funds since 1967, when he was a founding partner of Steinhardt, Fine, Berkowitz & Company, a hedge fund. Mr. Berkowitz is a member of the Executive Committee of the Washington Institute for Near East Policy and a former National Chairman of the Anti-Defamation League. He has served or currently serves on the investment committees of the UJA Federation, Steadman Hawkins Sports Medicine Foundation, Cancer Research Institute, the Anti-Defamation League and the New York City Ballet.

Charles J. Clarke, 68, is President and of the Company was Chairman and Chief Executive Officer of TIGHI just prior to December 18, 2001. He has been a director of the Company since June 2000. Mr. Clarke was President of TIGHI from January 2001 to October 2001. Prior to that time he had been Vice Chairman of TIGHI from January 1998 to January 2001. Mr. Clarke had been Chief Executive Officer of Commercial Lines from January 1996 to January 1998 and was Chairman of Commercial Lines from 1990 to January 1996. He had held other executive and management positions with the Company for many years, and he has been with the Company since 1958.

Leslie B. Disharoon, 71, has been a director of the Company since May 2002. He was Chairman of the Board, President and Chief Executive Officer of Monumental Corporation (an insurance holding company) from 1978 to 1988. He was a director of TIGHI from 1998–2000 and a director of Citigroup and its predecessor Travelers Group from 1986 until 1998. Mr. Disharoon is a director of Aegon USA, Inc., Mercantile Funds, Inc. and Mercantile Alternative Funds.

Blythe J. McGarvie, 47, has been a director since July 2003. A Certified Public Accountant, she is President of Leadership for International Finance, a private business consulting firm. Prior to founding Leadership for International Finance, Ms. McGarvie was the Executive Vice President and Chief Financial Officer at BIC Group, a worldwide leader in writing instruments, lighters and one-piece shavers from 1999 through the end of 2002. Prior to joining BIC in July 1999, Ms. McGarvie served as Senior Vice President and Chief Financial Officer of Hannaford Bros. Co., a food retailer, from 1994-1999. She also has held senior financial positions at Sara Lee Corporation and Kraft General Foods, Inc. Ms. McGarvie currently serves on the Boards of Directors of Accenture Ltd., Pepsi Bottling Group and Wawa Inc., a Philadelphia-based retailer.

Nancy A. Roseman, 45, has been a director of the Company since September 2002. She has been the Dean of Williams College since 2000 where she also has been a Professor of Biology since 1991. From 1987–1991 she was a Post-Doctoral Fellow at Oregon State University.

Class III Directors (terms expire at the 2005 annual meeting)

Meryl D. Hartzband, 49, has been a director of the Company since September 2002. She is a Senior Principal and the Investment Director of MMC Capital, Inc., a subsidiary of Marsh and McLennan Companies, Inc. Ms. Hartzband joined MMC Capital in 1999 as Principal and Investment Director. Prior to this, she was a Managing Director for JP Morgan & Co. from 1982-1999 and an Assistant Treasurer for Chase Manhattan Bank from 1977-1980.

Robert I. Lipp, 65, is Chairman and Chief Executive Officer of the Company, and has been Chairman and Chief Executive Officer of TIGHI since December 18, 2001. Mr. Lipp served as Chairman of the Board of TIGHI from 1996 to 2000 and from January 2001 to October 2001, and was the Chief Executive Officer and President of TIGHI from 1996 to 1998. During 2000 he was a Vice-Chairman and member of the Office of the Chairman of Citigroup. He was Chairman and Chief Executive Officer—Global Consumer Business of Citigroup from 1999 to 2000. From October 1998 to April 1999, he was Co-Chairman Global Consumer Business of Citigroup. From 1993 to 2000, he was Chairman and Chief Executive Officer of Travelers Insurance Group Inc., a Travelers predecessor company. From 1991 to 1998, he was a Vice-Chairman and Director of Travelers Group, Inc. and from 1991 to 1993, he was Chairman and Chief Executive Officer of CitiFinancial Credit Company. Prior to joining Citigroup in 1986, Mr. Lipp spent 23 years with Chemical New York Corporation. He is a director of Accenture Ltd. and Bank One Corporation, a trustee of Carnegie Hall, and Chairman of the Executive Committee at Williams College.

Charles W. Scharf, 38, has been a director of the Company since September 2002. He has been the Chief Executive Officer of Bank One’s Retail Division since 2002. Prior to this, he was the Chief Financial Officer/Executive Vice President at Bank One from 2000–2002; the Chief Financial Officer of the Corporate and Investment Bank at Citigroup from 1999–2000; the Chief Financial Officer at Salomon Smith Barney from 1997–1999; and the Chief Financial Officer at Smith Barney from 1995–1997. Mr. Scharf also held various financial positions at Travelers Group from 1987–1995. He is a director of Visa U.S.A., Inc., a member of the Financial Services Roundtable and the Economic Club of Chicago as well as a director of The Lyric Opera and Lookingglass Theater.

Frank J. Tasco, 76, has been a director of the Company since May 2002, and has served as the Lead Director of the Board of Directors since October 2003. He is the retired Chairman of the Board and Chief Executive Officer of Marsh & McLennan Companies, Inc. He was a director of TIGHI from 1996 to 2000 and was a director of Travelers Group from 1992 until 1998. He was a member of President Bush’s Drug Advisory Council and was founder of New York Drugs Don’t Work. Mr. Tasco is a director of Axis Specialty Limited and Phoenix House Foundation. He is a member of the Council on Foreign Relations, the Lincoln Center Consolidated Corporate Fund Leadership Committee, the Foreign Policy Association, a trustee of New York University and a trustee of the Inner-City Scholarship Fund.

Committees of the Board of Directors

The standing committees of the Board of Directors are as set forth below. All of the committees are comprised entirely of non-management directors, and the Audit Committee and the Compensation and Governance Committee are comprised solely of independent directors.

Audit Committee – The members of the Audit Committee are Mr. Tasco (Chairman), Mr. Disharoon, Ms. McGarvie, Mr. Otis and Ms. Thomsen. The Audit Committee reviews the audit plans and findings of the independent auditors and the Company’s internal audit and risk review staff, and the results of regulatory examinations, and tracks management’s corrective action plans where necessary; reviews the Company’s accounting policies and controls, compliance programs, and significant tax and legal matters; appoints the independent auditors and evaluates their independence and performance; and reviews the Company’s risk management processes. Each Audit Committee member is independent, as independence is defined by (i) TPC’s Corporate Governance Principles; (ii) the current rules of the NYSE applicable to audit committees, and the NYSE rules regarding independence of the Board generally; and (iii) Section 301 of the Sarbanes-Oxley Act of 2002.

The Board of Directors has determined that Mr. Tasco, Chairman of the Audit Committee, and Ms. McGarvie, are “audit committee financial experts” as defined in applicable SEC rules. The Board based its determination on Mr. Tasco’s and Ms. McGarvie’s professional experience, as previously described, and their service on the audit committees of other companies.

Compensation and Governance Committee – The members of the Compensation and Governance Committee are Mr. Disharoon (Chairman), Ms. McGarvie, Mr. Peek and Mr. Tasco. The Compensation and Governance Committee evaluates the efforts of the Company and the Board of Directors to maintain effective corporate governance practices and identifies candidates for election to the Board of Directors. The committee also approves broad-based and special compensation plans for the Company.

The Compensation and Governance Committee also establishes compensation for the chief executive officer and certain other senior executives, and has the exclusive authority to approve all compensation for those persons covered by Section 16(a) of the Securities Exchange Act of 1934 (Section 16 Persons). The Compensation and Governance Committee also administers the Company’s equity and incentive compensation programs. Under the Stock Incentive Plan, only the committee can grant stock awards, including options to purchase common stock, to Section 16 Persons. Awards of stock options and other stock grants are subject to the terms of the Stock Incentive Plan and any other plans that the Company may adopt. The committee also has the exclusive authority to administer certain other elements of the Stock Incentive Plan and the Executive Performance Compensation Plan intended to comply with Section 162(m) of the Internal Revenue Code.

Investment and Finance Committee – The members of the Investment and Finance Committee are Mr. Peek (Chairman), Ms. Hartzband, Ms. Roseman and Mr. Scharf. The Investment and Finance Committee assists the Board in (i) the supervision and oversight of the management and investment of the Company’s invested assets, and (ii) financial and capital matters including debt and equity. Specifically, the committee (a) establishes and reviews the overall investment philosophy of the Company; (b) reviews and approves on an annual basis corporate goals and objectives relevant to investments and evaluates asset allocations and the performance of investment managers in light of those goals and objectives; (c) reviews the capital position of TPC and its subsidiaries periodically; (d) monitors and oversees the Company’s outstanding debt and equity; (e) authorizes new debt or equity issuance or acquisitions or divestitures subject to limits upon the authority delegated to the committee by the Board of Directors; and (f) authorizes repayment, redemption, refinancing or other modifications to existing debt and equity.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires TPC executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE, and to furnish the Company with copies of the forms. Based on its review of the forms it received, or written representations from reporting persons, in the opinion of the Company’s management, during 2003, each of the Company’s executive officers, directors and greater than 10% shareholders complied with these requirements.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, including executive officers, and to directors. The Company also adopted a Code of Ethics for Senior Financial Officers that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. These codes of ethics are available on the Company’s Internet site at www.Travelers.com/ governance. If the Company amends these codes of ethics as they apply to such Senior Financial Officers, or grants any Senior Financial Officer a waiver from these codes of ethics, and such amendment or waiver would otherwise require disclosure on a Form 8-K, the Company intends to satisfy such disclosure requirement by posting such information on its Internet site set forth above rather than by filing a Form 8-K.

Item 11. EXECUTIVE COMPENSATION

Set forth below is information regarding the compensation of the Company’s executive officers and directors.

Compensation Tables

The tables below profile the Company’s compensation for its Chief Executive Officer and the other four most highly compensated executive officers in 2003 (the Covered Executives), including salaries and bonuses paid during the last three years and 2003 restricted stock grants and option grants and exercises.

Summary Compensation Table

The following table shows the compensation of the Covered Executives for 2001, 2002 and 2003. Each of the Covered Executives, except for Ms. Olivo, received awards of restricted Citigroup common stock and/or Citigroup stock options in addition to awards of restricted TPC common stock and stock options for some of the three years covered by the table. The Citigroup stock option numbers have been restated to give effect to the conversion of Citigroup stock options to TPC stock options that occurred as part of the Citigroup Distribution of TPC (see note (c) to the table).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards

						Securities
Name and				Other	Restricted	Underlying
Principal				Annual	Stock	Stock Options	All Other
Position at		Salary	Bonus	Compensation	Awards	(number of	Compensation
December 31, 2003	Year	($)	($)	($) (a)	($) (b)	shares) (c)	($) (d)

Robert I. Lipp	2003	737,500	1,500,000	33,871	666,667	—	3,786
Chairman and Chief	2002	600,000	1,200,000	47,174	533,333	4,324,324	1,188
Executive Officer (e)	2001	22,728	—	—	—	—	183,666
Charles J. Clarke	2003	500,000	750,000	17,716	333,333	52,281	3,786
President	2002	500,000	675,000	14,732	300,000	226,740	2,286
	2001	500,000	262,500	5,653	116,667	96,054	6,858
Douglas G. Elliot	2003	495,833	750,000	18,889	333,333	37,827	1,680
Chief Operating	2002	433,750	675,000	10,667	300,000	214,940	180
Officer	2001	302,500	262,500	—	116,667	56,940	540
Jay S. Benet	2003	425,000	750,000	59,661	333,333	30,464	1,914
Chief Financial	2002	389,583	675,000	14,101	300,000	219,536	380
Officer (f)	2001	—	—	—	—	—	—
Maria Olivo	2003	400,000	600,000	19,102	266,667	—	1,662
Executive Vice President	2002	220,000	525,000	10,667	233,333	350,000	409,058
Business Development	2001	—	—	—	—	—	—
and Investor Relations (g)

(a)	For all Covered Executives, includes amounts that the Company paid for financial consulting services and reimbursement for the payment of taxes on the associated imputed income for 2002 and 2003. For Mr. Lipp, amounts also include his personal use of Company aircraft in 2002 and 2003 (See Item 13 “Certain Relationships and Related Transactions—Aircraft Lease” below). For Mr. Benet, also includes amounts the Company paid for housing expenses and reimbursement for the payment of taxes on the associated imputed income for 2002 and 2003 ($40,495 was paid for housing expenses in 2003). For Mr. Clarke for 2001, represents amounts reimbursed for the payment of taxes on income imputed to him for Company-provided financial consulting services.

(b)	Restricted stock awards granted in January 2004 with respect to the 2003 compensation year, and restricted stock awards granted in January 2003 with respect to the 2002 compensation year, were made in TPC class A common stock. Restricted stock awards granted in February 2002 with respect to the 2001 compensation year were made in Citigroup common stock. Restricted stock awards of Citigroup common stock were made under Citigroup’s capital accumulation program and awards of restricted TPC class A common stock were made under the Company’s capital accumulation program, or CAP. The dollar values of the restricted stock grants in the table reflect the fair market value of the Citigroup common stock (for 2001) and TPC class A common stock (for 2002 and 2003) as of the dates of grant. However, in connection with the Citigroup Distribution on August 20, 2002, all Citigroup restricted stock awards were converted to TPC restricted stock awards (class A and class B common stock). The conversion was based on a formula intended to maintain the economic value of the Citigroup restricted stock based on the market prices of Citigroup common stock and TPC class A common stock as of the Citigroup Distribution date. The converted TPC restricted stock grants included shares of class A and class B common stock that Citigroup distributed to all Citigroup shareholders, including restricted shareholders, in the Citigroup Distribution. The converted TPC restricted stock grants have substantially the same terms and conditions, including vesting, as the Citigroup restricted stock grants had. The 2002 restricted stock grants reported in the table do not include any of the converted Travelers restricted stock grants. The dollar value of the converted TPC restricted stock grants as of the August 20, 2002 Citigroup Distribution date for each of the Covered Executives was $0 for Mr. Lipp, $394,502 for Mr. Clarke, $285,394 for Mr. Elliot, $248,534 for Mr. Benet and $0 for Ms. Olivo.

Under CAP, a recipient may not transfer restricted stock for three years after the award. If the recipient is still employed by the Company or an affiliate at the end of three years, the restricted stock becomes fully vested and freely transferable, subject to the Company’s stock ownership commitment for senior officers. From the date of award, the recipient can vote the restricted stock and receives full dividends. Under the Company’s stock ownership commitment, the Company’s senior officers must accumulate, over a specified period of time, and then retain, between 15,000 shares and 25,000 shares of TPC common stock, depending upon their management position. The only exception to the stock ownership commitment is for transactions with the Company itself in connection with exercising options or paying withholding taxes under stock option and restricted or deferred stock grants. Senior managers also must retain at least 50% of the shares they receive in excess of these minimum share requirements, subject to certain limited exceptions.

All of the Covered Executives participate in the CAP program, with a portion of their bonus awarded in restricted stock. Generally, awards of restricted stock under CAP are discounted 25% from market value to reflect restrictions on transfer.

As of December 31, 2003 (excluding awards that vested in January 2004, but including awards made in January 2004 with respect to the 2003 compensation year), total holdings of restricted stock of TPC and the market value of these shares as of December 31, 2003 for the Covered Executives were:

	Shares
			Aggregate
Executive	Class A	Class B	Market Value ($)

Mr. Lipp	70,153	—	1,177,159
Mr. Clarke	42,274	231	713,268
Mr. Elliot	42,274	231	713,268
Mr. Benet	42,274	231	713,268
Ms. Olivo	29,297	—	491,603

(c)	Shares of class A common stock underlying stock options granted in 2002 reported in the table do not include Citigroup stock options that were converted to stock options to purchase TPC class A common stock on the August 20, 2002 Citigroup Distribution date. The number of shares shown in the table for 2001 has been adjusted to reflect the Citigroup Distribution conversion of Citigroup stock options to TPC stock options to purchase class A common stock. The 2002 and 2003 stock options were originally granted as TPC stock options to purchase class A common stock. The Citigroup stock options were converted to TPC stock options based on a formula intended to maintain the economic value of each unexercised Citigroup stock option. Accordingly, the number of shares underlying each Citigroup stock option was adjusted, and the option exercise price was adjusted based on a formula related to the market price of Citigroup common stock and the market price of TPC class A common stock on the August 20, 2002 Citigroup Distribution date. The other terms and conditions of the converted stock options, including exercise dates and expiration dates, remained the same as the Citigroup options.

(d)	With respect to Mr. Lipp, the amount for 2001 is the amount paid and the value of certain benefits provided in consideration for his services to the Company as Chairman of the Board from January 2001 to October 2001. For all other Covered Executives these amounts represent (i) supplemental life insurance paid by the Company in each year, and (ii) for 2003, a $1,500 Company match under the Travelers 401(k) Savings Plan. For Ms. Olivo the amount for 2002 is a one-time sign-on bonus and a payment to compensate her for the value of unvested equity-based awards she held at her prior employer but she forfeited when she joined the Company.

(e)	Mr. Lipp became Chairman and Chief Executive Officer of the Company on December 18, 2001. Mr. Lipp’s 2001 compensation is for the period from December 18, 2001 to December 31, 2001.

(f)	Mr. Benet joined the Company on February 1, 2002, and the salary reported for 2002 reflects the period from February 1, 2002 to December 31, 2002. In 2001, Mr. Benet served in various capacities at Citigroup, but did not perform services for the Company. Therefore, no compensation is reported in the table for 2001.

(g)	Ms. Olivo joined the Company on June 13, 2002, and the salary reported for 2002 reflects the period from June 13, 2002 to December 31, 2002. No compensation is reported in the table for 2001 as Ms. Olivo did not serve the Company in any capacity during 2001.

Stock Options Granted Table

The following table shows 2003 grants to the Covered Executives of options to purchase class A common stock. The value of stock options depends upon a long-term increase in the market price of the class A common stock: if the stock price does not increase, the options will be worthless; if the stock price does increase, the increase will benefit all shareholders.

The table describes options as either “initial” or “reload.” Unless a particular option is given different terms, the per share exercise price of all options is the composite closing price on the NYSE on the trading day immediately before the option grant date, and initial options generally vest in cumulative installments of 20% on each anniversary of the grant date, so that the options become fully exercisable five years after the grant, and remain exercisable until the tenth anniversary of the grant.

Reload Options

The reload program was eliminated for initial option grants made on or after January 23, 2003. Under reload program policies currently in effect for options initially granted before January 23, 2003, option holders can use class A common stock that they have owned for at least six months to pay the exercise price of their options and have shares withheld to pay income taxes on the exercise. They then receive a new reload option to purchase the same number of shares they used to pay the exercise price and/or had withheld for taxes.

Reload options are subject to several restrictions, including: (i) the option holder cannot receive a reload option unless the market price of the class A common stock on the exercise date is at least 20% greater than the exercise price (an option holder can exercise an option at a lower price, but he or she will not receive a reload option); (ii) if the option holder receives a reload option, the shares acquired must be held for two years, other than a small portion to account for the difference between the statutory minimum tax withholding rate and the highest marginal tax rate; (iii) the reload option does not vest (i.e., become exercisable) for six months; and (iv) the expiration date of the reload option is the same as that of the initial option grant.

During 2003, there were no initial option grants.

2003 Option Grants

			% of total
	Number of		options granted
	shares underlying		to all Travelers
	options granted (a)		employees in 2003

					Exercise or		Grant date
					base price	Expiration	present value
Name	Initial	Reload	Initial	Reload	($ per share)	date	($) (b)

Robert I. Lipp	—	—	0.000%	0.000%	—	n/a	—
Charles J. Clarke	—	2,323	0.000%	0.210%	16.30	11/2/2008	8,628
		12,032	0.000%	1.090%	16.30	11/2/2008	29,622
		2,979	0.000%	0.270%	16.32	11/2/2008	7,344
		23,591	0.000%	2.140%	16.67	11/2/2008	68,413
		11,356	0.000%	1.030%	16.03	11/2/2008	27,428
Douglas G. Elliot	—	5,429	0.000%	0.490%	16.30	11/2/2008	13,366
		1,465	0.000%	0.130%	16.30	10/27/2005	3,021
		1,099	0.000%	0.100%	15.38	9/24/2007	2,473
		1,083	0.000%	0.100%	16.70	9/24/2007	3,049
		994	0.000%	0.090%	16.80	9/24/2007	2,533
		2,613	0.000%	0.240%	14.35	11/2/2008	8,767
		2,723	0.000%	0.250%	14.35	11/2/2008	9,008
		2,888	0.000%	0.260%	16.30	11/2/2008	10,727
		5,482	0.000%	0.500%	16.32	11/2/2008	13,515
		6,861	0.000%	0.620%	16.67	11/2/2008	19,897
		1,639	0.000%	0.150%	16.70	11/2/2008	4,600
		5,551	0.000%	0.500%	16.03	11/2/2008	13,407
Jay S. Benet	—	1,456	0.000%	0.130%	16.46	10/27/2005	2,958
		2,921	0.000%	0.270%	16.94	9/24/2007	8,621
		95	0.000%	0.010%	14.35	11/2/2008	319
		1,930	0.000%	0.180%	16.03	11/2/2008	4,662
		11,216	0.000%	1.020%	16.30	11/2/2008	27,613
		12,846	0.000%	1.170%	16.67	11/2/2008	37,253
Maria Olivo	—	—	0.000%	—	—	n/a	—

(a)	The total options outstanding at the end of 2003 for each Covered Executive is shown as “number of shares underlying unexercised options at 2003 year-end” in the table “2003 aggregated option exercises and year- end option values” below.

(b)	The “grant date present value” numbers in the table were derived by application of a variation of the Black- -Scholes option pricing model. The following assumptions were used in employing the model.

•	Stock price volatility was calculated using the average historical volatility of the common stock of an industry peer group over the estimated option life based on the mid-month of the option grant.

•	The risk-free interest rate for each option grant was the interpolated market yield for the mid-month of the option grant on a Treasury bill with a term identical to the subject estimated option life, as reported by the Federal Reserve.

•	The dividend yield was based upon TPC’s actual 2003 annual dividend rate which was assumed to be constant over the life of the option.

•	For reload options, which vest six months after the date of grant, exercise was assumed to occur approximately one to three years after the grant date, based on the assumption that exercise would occur evenly throughout the period between the vesting date and expiration date.

Option Exercises Table

The following table shows the aggregate number of shares underlying options for class A common stock exercised in 2003 and the value at year-end of outstanding in-the-money options for class A common stock, whether or not exercisable.

2003 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

			Number of shares
			underlying		Value of unexercised
			unexercised options		in-the-money options
			at 2003 year-end (c)		at 2003 year-end ($) (d)
	Shares	Value
	Acquired	Realized
Name	on exercise (a)	($) (b)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert I. Lipp	—	—	864,865	3,459,459	—	—
Charles J. Clarke	62,851	254,719	267,794	229,088	3,735	15,669
Douglas G. Elliot	45,550	183,247	184,938	251,878	18,929	17,935
Jay S. Benet	36,244	140,312	139,105	210,914	5,228	6,837
Maria Olivo	—	—	70,000	280,000	—	—

(a)	This column shows the number of shares underlying options exercised in 2003 by the Covered Executives. The actual number of shares of class A common stock received by these individuals from options exercised in 2003 (net of shares used to cover the exercise price and withheld to pay income tax) was:

Executive	Shares

Robert I. Lipp	—
Charles J. Clarke	10,570
Douglas G. Elliot	7,724
Jay S. Benet	5,781
Maria Olivo	—

(b)	“Value realized” is the difference between the exercise price of the option and the market price of the class A common stock on the exercise date, multiplied by the number of option shares exercised. “Value realized” numbers do not necessarily reflect what the executive might receive if he sells the shares acquired by the option exercise, since the market price of the shares at the time of sale may be higher or lower than the price on the exercise date of the option. Each of the Covered Executives is subject to the Company’s stock ownership commitment (described above) that requires that each Covered Executive acquire and retain at least 25,000 shares of TPC common stock based on his or her management position.

(c)	The number of shares underlying unexercised options includes all stock options granted, including the Citigroup stock options that were converted to TPC stock options on the August 20, 2002 Citigroup Distribution date, that remained unexercised at the end of 2003.

(d)	“Value of unexercised in the money options” is the aggregate, calculated on a grant-by-grant basis, of the product of the number of unexercised options at the end of 2003 multiplied by the difference between the exercise price for the grant and the year-end market price, excluding grants for which the difference is equal to or less than zero.

Retirement Plans

Pension Plan

The company sponsors and maintains a pension plan that covers domestic employees. Employees become eligible to participate in the pension plan after one year of service, and benefits generally vest after 5 years of service. The normal form of benefit under the Company’s pension plan is a joint and survivor annuity, payable over the life of the participant and spouse, for married participants, and a single life annuity, payable for the participant’s life only, for single participants. Other forms of payment are also available.

The pension plan provides for a cash balance benefit that is expressed in the form of a hypothetical account balance. Benefit credits accrue annually at a rate between 1.5% and 6% of covered compensation; the rate increases with age and service. Interest credits are applied annually to the prior year’s balance; these credits are based on the yield on 30-year Treasury bonds (as published by the Internal Revenue Service). Although the normal form of the benefit is an annuity, the hypothetical account balance is also payable as a single lump sum.

Mr. Clarke accrues benefits in accordance with a prior plan formula in effect through March 31, 2003. Under this formula, the benefit is generally equal to 2% of final average salary over a five-year period for each year of service up to 25 years plus two-thirds of 1% for each year of service over 25 years, up to a maximum of 15 additional years, less a portion of the primary Social Security amount, plus, if elected, adjustments for cost of living increases of up to 3% each year. Minimum benefit provisions also apply under this plan formula.

Nonqualified Pension Plan

In addition to the pension plan, the Company has a nonqualified retirement plan which provides benefit accruals in respect of compensation or benefits exceeding Internal Revenue Code limitations. Compensation covered by the nonqualified plan is limited to $200,000 for 2003, or in respect of benefits accrued in excess of the Internal Revenue Code benefit limit which is $160,000 for 2003, less amounts covered by the Company’s qualified pension plan. The formula governing these nonqualified accruals mirrors the applicable formula in the qualified pension plan. The benefits payable under the nonqualified plans are unfunded, and will be paid from the Company’s general assets.

The Company’s nonqualified programs were frozen effective January 1, 2002, and no further cash balance benefits were accrued under these programs for most of the covered population. Therefore, except for Mr. Clarke, no Covered Executive had a nonqualified benefit accrual in 2003. Mr. Clarke continued to accrue nonqualified benefits under the grandfathered formula applicable to the qualified pension plan described above, using compensation limited to $300,000 for 2003, less amounts covered by the qualified pension plan.

Estimated Annual Benefits Under All Plans

The estimated annual benefit provided in total by all plans described above, expressed in the form of a single life annuity, is as follows:

	Years of service	Estimated annual
Name	through December 31, 2003	benefit ($)

Mr. Lipp	16	2,171	(a)
Mr. Clarke	45	482,664	(b)
Mr. Elliot	16	84,107
Mr. Benet	13	86,700
Ms. Olivo	8	56,317

(a)	Mr. Lipp retired from Citigroup effective December 31, 2000, and he is currently receiving a benefit from the Citigroup pension and nonqualified plans. These amounts are not included in the table above, as they are not obligations of the Company.

(b)	In addition to retirement benefits under a prior Company retirement plan, the Company pays a retirement allowance of up to 13 weeks of base salary, based upon age at retirement, to employees who attained age 50 on or before December 31, 1989. This additional benefit is available to Mr. Clarke.

These estimates are based on the following assumptions:

•	The benefit is determined as of age 65 or current age if older;

•	Covered compensation for each Covered Executive remains constant at 2003 levels;

•	Regulatory limits on compensation and benefits, and the Social Security Wage Base remain constant at 2003 levels;

•	The interest credit rate for cash balance benefits for 2003 was 5.1% and 5.3% for years after 2003; and

•	The interest rate used to convert hypothetical account balances to annual annuities for 2003 was 5.1% and 5.3% for years after 2003.

Employment Agreement

Mr. Lipp has an employment agreement with the Company dated March 7, 2002, pursuant to which he serves as TPC’s Chairman and Chief Executive Officer, for a period of 5 years from the March 22, 2002 IPO, subject to early termination. This agreement will be amended and restated upon completion of the merger between the Company and St. Paul, as discussed below. Mr. Lipp’s annual base salary will be not less than $600,000 and he participates in the Company’s bonus and other incentive plans intended for the Company’s senior management. Under the agreement, in 2002 the Company granted to Mr. Lipp a stock option to purchase 4,324,324 shares of class A common stock at an exercise price equal to the initial public offering price of $18.50. The option vests in 20% annual increments beginning on March 22, 2003. In addition, the option will be fully vested and immediately exercisable if Mr. Lipp’s employment is terminated by the Company without cause or by him for a good reason, or in the event of death, disability or a change in control. Mr. Lipp is also entitled to certain benefits and perquisites.

The agreement also provides that if during the term of the agreement:

Mr. Lipp’s employment is terminated by the Company without cause or by him for a good reason, he will be entitled to (1) a lump sum payment in an amount equal to two times the sum of (a) his annual salary and (b) the highest annual bonus paid to him for the three performance years prior to his termination and (2) all accrued benefits; and

Mr. Lipp’s employment is terminated by him for any reason during a 60-day period beginning 6 months after a change in control or if his employment is terminated by the Company without cause or by him with good reason during the period beginning on the later of 6 months prior to such change of control and ending two years after such change of control, he will be entitled to (1) a lump sum payment in an amount equal to three times the sum of (a) his annual salary and (b) the highest annual bonus paid to him for the three performance years prior to his termination and (2) all accrued benefits.

As a condition to receiving the above described payments and benefits, Mr. Lipp will be subject to a non-solicitation agreement for one year following the termination of the agreement.

In connection with the signing of the merger agreement with St. Paul, the Company has entered into an amended and restated executive employment agreement with Mr. Lipp which will become effective upon completion of the merger and will supersede and replace his existing employment agreement described above. At the time of the merger, St. Paul Travelers, as the parent corporation following the merger, will assume and agree to perform the amended and restated employment agreement.

Pursuant to the amended and restated agreement, Mr. Lipp will serve as chairman of the St. Paul Travelers Board of Directors, an executive officer position, for a term commencing on the closing date of the merger and ending on December 31, 2005. Mr. Lipp’s annual base salary will be not less than his current base salary of $750,000, and he will participate in bonus and other incentive plans intended for senior management.

The amended and restated agreement preserves provisions of Mr. Lipp’s existing employment agreement providing that the option granted to Mr. Lipp by the Company on March 22, 2002 will be converted in accordance with the terms of the merger agreement into an option to purchase shares of the common stock of St. Paul Travelers, and will be fully vested upon completion of the merger. The agreement adds a provision that the converted option generally will remain exercisable until the expiration of its stated 10-year term. However, if Mr. Lipp becomes an employee or director of certain specified competitors of St. Paul Travelers following the termination of his employment, the converted option will remain exercisable for period of 30 days after he commences such employment or directorship, but not beyond its stated term.

Pursuant to the amended and restated agreement, Mr. Lipp will be eligible for additional annual grants of options and other equity awards. Any future equity grant will be fully vested and remain exercisable for the shorter of two years or the stated term if Mr. Lipp’s employment is terminated by the combined company without “cause” or by him for “good reason” or in the event of a future change in control (as defined in St. Paul Travelers then equity plan) that occurs after the merger. Mr. Lipp is also entitled to certain benefits and perquisites.

The amended and restated agreement also provides that if Mr. Lipp’s employment is terminated by St. Paul Travelers without cause or by him for “good reason” (as defined therein and which includes any termination by Mr. Lipp during the 30-day period following the six-month anniversary of a future change in control that occurs after the merger), he will be entitled to:

•	a lump sum payment in an amount equal to three times the sum of (a) his annual salary and (b) the highest annual bonus paid to him for the three performance years prior to his termination; and

•	all accrued benefits.

Pursuant to Mr. Lipp’s existing employment agreement, Mr. Lipp may terminate his employment for any reason during a 60-day period beginning six months following completion of the merger and receive the severance benefits described in the preceding paragraph. In connection with the merger and the amendment and restatement of his employment agreement, Mr. Lipp has agreed to waive this right and, consequently, the provision as it relates to the merger has been eliminated in the amended and restated agreement.

Under the amended and restated agreement, Mr. Lipp will be entitled to a gross-up payment in the event that any amount payable to him becomes subject to excise tax under Section 4999 of the Code.

Change In Control Agreement

The Company entered into an offer letter agreement dated May 22, 2002 with Maria Olivo, executive vice president of the Company. Pursuant to the letter agreement, if, within the first two years of Ms. Olivo’s employment, the Company experiences a change in control (which includes the merger with St. Paul) and Ms. Olivo leaves within one year, or Mr. Lipp’s employment with the Company terminates and Ms. Olivo leaves within one year, or Ms. Olivo is terminated without “cause”, or Ms. Olivo leaves the Company because she has been demoted or her responsibilities have been significantly diminished without her consent or she becomes disabled and is unable to perform her duties for six months or longer, Ms. Olivo will be entitled to:

•	receive her pro-rated bonus for that year,

•	receive a severance payment in the amount of $500,000 and

•	become vested in any 401(k) and pension which she has participated in or receive a payment of equivalent value if vesting thereunder is not legally permissible.

If, within the third year of Ms. Olivo’s employment, the Company experiences such a change in control and Ms. Olivo leaves within one year, or Mr. Lipp’s employment with the Company terminates and Ms. Olivo leaves within one year, or Ms. Olivo is terminated without “cause”, or Ms. Olivo leaves the Company because she has been demoted or her responsibilities have been significantly diminished without her consent or she becomes disabled and is unable to perform her duties for six months or longer, she will be entitled to the benefits and payments described in the preceding sentence, plus an amount equal to one half of the average bonus amounts, if any, awarded to her during the previous two years pursuant to the Company’s incentive program.

In addition, if Ms. Olivo’s employment terminates as described above, Ms. Olivo’s unvested capital accumulation program awards will be treated as if her employment has been terminated without cause and she will be entitled to such portion of the award as the capital accumulation program provisions establish for employees who experience a termination without cause.

Directors’ Compensation

The Board determines directors’ compensation. Under the Travelers Property Casualty Corp. Compensation Plan for Non-Employee Directors (the “Directors’ Plan”), non-employee directors currently receive an annual retainer of $100,000, payable quarterly either 100% in class A common stock, or up to 50% in cash, with the remainder in class A common stock. A director may defer receipt of his or her stock. In October 2003, the Board appointed Frank J. Tasco as the Lead Director of the Board and increased his annual retainer to $125,000. The Directors’ Plan allows an annual stock option grant to non-employee directors. In 2003, each non-employee director was granted a stock option to purchase 5,000 shares of class A common stock at an exercise price that was not less than the closing price of the class A common stock on the NYSE on the day immediately prior to the grant date. The option vests in 20% annual increments until fully vested after five years, and expires after ten years unless exercised. Directors receive no additional compensation for participation on Board committees.

Directors who are employees of the Company or its affiliates do not receive any compensation for their services as directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Executive Officers and Directors

The following table shows the beneficial ownership of the class A and class B common stock by the Company’s directors and the executive officers who are Covered Executives as of January 31, 2004.

				Total Common Stock
				Beneficially Owned
		Class A
		Common Stock	Class A	Class A
		Beneficially	Stock Options	Common Stock
		Owned	Exercisable	Beneficially	Class B
		Excluding	Within 60	Owned	Common
Name	Position	Options	Days of January 31, 2004 (a)	Including Options	Stock

Jay S. Benet	Chief
	Financial	75,306	179,010	254,316	6,264
	Officer
Howard P. Berkowitz	Director	17,692	8,674 (b)	26,366	—
Kenneth J. Bialkin	Director	53,202	1,000	54,202	85,586
Charles J. Clarke	President and	95,542	307,794	403,336	2,857
	Director
Leslie B. Disharoon	Director	19,710	1,000	20,710	16,776
Douglas G. Elliot	Chief	72,621	226,940	299,561	5,311
	Operating
	Officer
Meryl D. Hartzband	Director	9,092	1,000	10,092	—
Robert I. Lipp	Chairman of	912,261	1,729,730	2,641,991	12,779
	the Board
	and Chief
	Executive
	Officer
Blythe J. McGarvie	Director	1,562	—	1,562	—
Maria Olivo	Executive Vice	29,701	70,000	99,701	830
	President
Clarence Otis, Jr.	Director	9,092	1,000	10,092	—
Jeffrey M. Peek	Director	18,135	1,000	19,135	88
Nancy A. Roseman	Director	4,006	1,000	5,006	—
Charles W. Scharf	Director	10,355	1,000	11,355	4,650
Frank J. Tasco	Director	12,526	1,000	13,526	1,227
Laurie J. Thomsen	Director	11,792	1,000	12,792	—
All Directors and Executive Officers as a group (23 persons)		1,623,577	3,429,141	5,052,718	219,724

(a)	Stock options have been granted to purchase shares of class A common stock only.

(b)	Includes 7,674 shares that may be acquired upon the conversion of the Company’s 4.5% Convertible Junior Subordinated Debentures into shares of class A common stock.

As of January 31, 2004, no director or executive officer beneficially owned as much as 1% of class A or class B common stock.

Some of the TPC shares shown in the preceding table are considered as beneficially owned under SEC rules, including shares (i) for which receipt has been deferred under the Directors’ Plan, described in Item 11 above, (ii) held in trusts, (iii) owned by a family member, (iv) for which the director or executive officer has direct or indirect voting power but that are subject to forfeiture and restrictions on disposition, or (v) underlying stock options that may be exercised within sixty days of January 31, 2004. The following table shows the nature of the beneficial ownership, except for stock options, which are reported in the table above.

				Voting power,
				but subject to
				forfeiture and
	Receipt	Held in	Owned by	restrictions on
Director/Officer	Deferred (a)	trusts	family member	disposition (b)

Jay S. Benet	—	—	—	42,274 class A
				231 class B
Howard P. Berkowitz	8,092	—	—	—
Kenneth J. Bialkin	11,546	—	295 class A	—
			608 class B
Charles J. Clarke	—	—	—	42,274 class A
				231 class B
Leslie B. Disharoon	11,546	—	362 class A	—
			745 class B
Douglas G. Elliot	—	—	—	42,274 class A
				231 class B
Meryl D. Hartzband	8,092	—	—	—
Robert I. Lipp	—	284,598 class A	—	70,153 class A
		12,262 class B
Blythe J. McGarvie	1,562	—	—	—
Maria Olivo	—	—	—	29,297 class A
Clarence Otis, Jr.	8,092	—	—	—
Jeffrey M. Peek	8,092	—	—	—
Nancy A. Roseman	—	—	—	—
Charles W. Scharf	8,092	—	—	—
Frank J. Tasco	11,929	—	—	—
Laurie J. Thomsen	8,092	—	1,700 class A	—
All Directors and Executive	85,137	285,246 class A	4,789 class A	390,255 class A
Officers as a group (23 persons)		13,593 class B	5,514 class B	1,680 class B

(a)	Represents shares of unissued class A common stock granted under the Directors’ Plan (see “Directors’ Compensation” in Item 11 above). Receipt of the shares is deferred and credited to an account that the Company maintains for each non-employee director.

(b)	Represents shares of TPC restricted common stock granted under the Travelers Property Casualty Corp. 2002 Stock Incentive Plan, including shares that were granted to replace Citigroup restricted common stock in the Citigroup Distribution (see footnote (b) to the Summary Compensation Table in Item 11 above).

Stock Ownership of 5% or More Shareholders

Based on Schedules 13G filed with the Securities and Exchange Commission (“SEC”) and/or information available to the Company, the only shareholders known to the Company to control as much as 5% of the class A or class B common stock are:

			Percentage of class
	Number of shares		beneficially owned
	beneficially owned		(a)

					Percentage of	Percentage voting
					shares of both	power of both
					classes of common	classes of common
					stock outstanding	stock outstanding
Beneficial owner	Class A	Class B	Class A	Class B	(a)	(a)

Citigroup Inc.	50,605,768	50,158,684	10.0%	10.0%	10.0%	10.0%
399 Park Avenue New York, NY 10043 (b)
AXA Financial, Inc.	40,839,228	—	8.0%	—	4.1%	1.0%
1290 Avenue of the Americas, New York, NY 10104 (c)
State Street Bank and	—	27,894,532	—	5.6%	2.7%	4.9%
Trust Company, Trustee 225 Franklin Street Boston, MA 02110 (d)
FMR Corp.	32,492,237	—	6.4%	—	3.2%	0.8%
82 Devonshire Street Boston, MA 02109 (e)
Barclay’s Global Investors, NA	—	38,284,243	—	7.7%	3.8%	6.7%
45 Fremont Street San Francisco, CA 94105 (f)

(a)	Based on the number of shares of common stock outstanding as of January 31, 2004.

(b)	These numbers are based upon the beneficial ownership, as of December 31, 2003, that Citigroup has reported in its Schedule 13G filings. Of the class A and class B shares Citigroup beneficially owns, 655,433 shares of class A common stock and 849,516 shares of class B common stock are primarily held in a fiduciary or similar capacity by various Citigroup subsidiaries.

(c)	A Schedule 13G, as amended, was filed with the SEC by AXA Financial, Inc. and the following affiliates as a group: AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, and AXA. The shares of class A common stock beneficially owned as of December 31, 2003 are held by various affiliates of the foregoing AXA entities, including 40,810,827 shares held by Alliance Capital Management L.P. in client discretionary investment advisory accounts. Of the 40,839,228 shares beneficially owned, the group had sole voting power as to 25,207,952 shares, shared voting power as to 3,158,087 shares, sole power to dispose as to 40,832,428 shares and shared power to dispose as to 6,800 shares.

(d)	Of the shares reported in its Schedule 13G as of December 31, 2003, State Street Bank and Trust Company had sole voting power as to 23,478,107 shares, shared voting power as to 2,377,223 shares, sole power to dispose as to 25,470,703 shares, and shared power to dispose as to 2,423,829 shares.

(e)	FMR Corp. (“FMR”), Edward C. Johnson, 3rd and Abigail P. Johnson filed a Schedule 13G, as amended, with the SEC to report that as of December 31, 2003, they were the beneficial owners of 32,492,237 shares of class A common stock, which amount included 1,457,999 shares that may be converted from the ownership of the Company’s 4.5% Convertible Junior Subordinated Notes due 2032. The Schedule 13G disclosed that FMR had sole power to vote as to 346,514 of such shares, and sole power to dispose of 32,492,237 of such shares. FMR is the parent to various subsidiaries that are beneficial owners of class A common stock, including Fidelity Management & Research Company that serves as an investment adviser to various investment companies, Fidelity Management Trust Company, an institutional investment manager, and Strategic Advisers, Inc., an investment adviser that provides investment advisory services to individuals. Members of the Edward C. Johnson, 3rd family own approximately 49% of the voting power of FMR. Mr. Johnson is Chairman of FMR and Ms. Johnson is a director of FMR.

(f)	Of the shares reported in its Schedule 13G as of December 31, 2003, Barclay’s Global Investors, NA had sole voting power as to 33,298,876 shares, and sole power to dispose as to 33,322,052 shares.

Change In Control

The consummation of the proposed merger with St. Paul will result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding outstanding stock options to purchase class A common stock, weighted average exercise prices and shares remaining available under the Travelers Property Casualty Corp. 2002 Stock Incentive Plan (the Stock Incentive Plan), as of December 31, 2003. The Stock Incentive Plan is the Company’s only plan pursuant to which shares may be issued (120 million shares of shares of class A Common Stock are authorized for issuance, and class A Common Stock issued under the Directors’ Plan comes from the Stock Incentive Plan). The Board of Directors adopted the Stock Incentive Plan in March 2002, and the Company’s shareholders approved the Stock Incentive Plan at the 2003 annual meeting of shareholders. The Directors’ Plan is described in Item 11 — Directors’ Compensation.

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to		future issuance
	be issued upon	Weighted-average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	70,195,061 (2)	$17.85	40,907,188 (3)
Equity compensation plans not approved by security holders (1)	—	—	—

Total	70,195,061 (2)	$17.85	40,907,188 (3)

(1)	The Stock Incentive Plan is the Company’s only equity compensation plan and has been approved by shareholders.

(2)	Includes 56,894,116 shares underlying stock options that were granted to replace Citigroup stock options that were cancelled in the Citigroup Distribution. See footnote (c) to the Summary Compensation Table in Item 11 above.

(3)	Under the Stock Incentive Plan, shares covered by outstanding awards may become available for new awards if, among other things, the outstanding awards are forfeited or otherwise are terminated before the awards vest and shares are issued. The number reported in this column represents the number of shares of class A common stock remaining for the grant of awards as of December 31, 2003. This amount was computed by (A) first adding back to the 120 million shares authorized under the Stock Incentive Plan, shares as available for grant, which shares were used to pay option exercise prices or tax withholdings; and (B) then subtracting from the 120 million shares of class A common stock authorized: (i) the 70,195,061 shares underlying outstanding options reported in column (a) in the table; (ii) outstanding shares of restricted stock; (iii) shares issued pursuant to options that were exercised; (iv) shares under the Directors’ Plan; and (v) shares that were issued upon the vesting of restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Aircraft Lease

LCG Enterprises LLC, a limited liability company of which Mr. Lipp is the sole member, owns and leases to the Company a Falcon 50 aircraft on a month-to-month basis for business purposes. Pursuant to the lease, the Company is responsible for the operation and maintenance of the aircraft and pays to LCG $989 per hour of actual flight time. The Company does not incur an hourly charge when the aircraft is not used or when Mr. Lipp uses the aircraft for personal reasons. Mr. Lipp may use the aircraft and other Company-owned aircraft for personal travel and has agreed to reimburse the Company for his personal use of any of the aircraft at the maximum non-charter rate permitted by the Federal Aviation Administration rules. In May 2002, the independent members of the Board Directors at the time determined that the terms of the lease are more favorable to the Company than those under which the Company could obtain the use of a comparable aircraft from an unaffiliated third party. In 2003, the Company paid $321,118 to LCG for use of the aircraft and Mr. Lipp reimbursed the Company $249,044 for his personal use of aircraft.

Investment Management Agreement

Howard P. Berkowitz, a director of TPC, is the CEO of BlackRock HPB Management LLC (Blackrock HPB), an investment management company that is majority-owned by BlackRock, Inc., a public investment company. Mr. Berkowitz is a minority equity owner of BlackRock HPB and is a managing director of BlackRock, Inc. The Company entered into an investment management agreement with BlackRock HPB dated as of September 30, 2003, pursuant to which BlackRock HPB is managing a portion of the Company’s investment portfolio. The investment management fees that will be paid to BlackRock HPB are based upon percentages of the net asset value of the assets being managed, plus an incentive fee if Blackrock HPB achieves certain minimum investment performance results. For 2003, the Company incurred approximately $550,000 in investment advisory fees payable to Blackrock HPB.

Investment In Subsidiary

On August 1, 2002, Commercial Insurance Resources, Inc. (“CIRI”), a Company subsidiary and the holding company for the Gulf Insurance Group (“Gulf”), completed an investment transaction with a group of outside investors and senior employees of Gulf. Trident II, L.P. (“Trident”) and its related co-investment funds, Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P. and Trident Gulf Holding, LLC invested $125.0 million in the aggregate, and a group of senior employees of Gulf invested $14.2 million. Meryl D. Hartzband, a director of TPC, is a Senior Principal and the Investment Director of MMC Capital, Inc. (“MMC Capital”), the manager of Trident, and also a member of the investment committee of the general partner of Trident. MMC Capital is a wholly owned subsidiary of Marsh & McClennan Companies, Inc.

The investments made in CIRI by Trident, its related co-investment funds and the Gulf employees included $85.9 million of mandatory convertible preferred stock, $49.7 million of convertible notes and $3.6 million of common equity, representing a 24% ownership interest, on a fully diluted basis. The dividend rate on the preferred stock is 6.0%. The interest rate on the notes is 6.0% payable on an interest-only basis. The notes mature on December 31, 2032. The investment agreements provide for registration rights and transfer rights and restrictions and other matters customarily addressed in agreements with minority investors.

Legal Services

Skadden, Arps, Slate, Meagher & Flom LLP provided legal services to the Company during 2003, and continues to provide services in 2004. Kenneth J. Bialkin, a director of the Company, is a partner in this law firm.

Relationships With Citigroup

Until the Citigroup Distribution was completed on August 20, 2002, TPC remained a majority-owned subsidiary of Citigroup, and the Company and Citigroup had agreements between them that addressed various business relationships. However, in connection with the IPO, the Company and Citigroup terminated these agreements and entered into new agreements, including a new intercompany agreement dated as of March 26, 2002, as amended on August 19, 2002. Certain terms of the intercompany agreement and other agreements and arrangements between the Company and Citigroup and its affiliates are summarized below to the extent that they remained in effect or transactions occurred pursuant to them in 2003.

Intercompany Agreement

Intellectual Property. The Company owns the “Travelers” name and mark, but the Company granted Citigroup the right to make various uses of the “Travelers” name and mark for two years from March 22, 2002, subject to certain conditions. Citigroup owns the “umbrella” mark and granted the Company a right to make various uses of the “umbrella” mark and other Citigroup marks for two years from March 22, 2002. In addition, the Company agreed to enter into a License Agreement with The Travelers Insurance Company, a Citigroup subsidiary (“TIC”) pursuant to which the Company would grant TIC the right to use the “Travelers Life and Annuity,” “The TIC” and “The Travelers Life and Annuity Company” names and marks and other names and marks containing “Travelers” for use in Citigroup’s life insurance and annuity business, subject to certain conditions.

Indemnification. The Company will indemnify Citigroup and its officers, directors, employees and agents against losses arising from certain actions by the Company. Citigroup will indemnify the Company and its officers, directors, employees and agents against losses arising from certain actions by Citigroup.

Registration Rights. Citigroup can demand that the Company register the distribution of TPC shares of common stock that Citigroup owned after the IPO. Citigroup also has so-called “piggyback” registration rights, which means that Citigroup may include its shares in any future registrations of the Company’s common equity securities. The Company will pay all costs and expenses in connection with each such registration, except underwriting discounts and commissions applicable to the shares of common stock sold by Citigroup. The Company will also register sales of shares of TPC common stock owned by employees of Citigroup pursuant to employee stock or option plans, but only to the extent such registration is required for the shares to be freely tradable.

Business Relationships. The Company has an agreement for Citigroup to distribute the Company’s property and casualty insurance products through Citigroup’s distribution channels. The Company continues to purchase annuities for structured settlements from Citigroup on the same economic terms that existed at the IPO, through 2003, and thereafter on terms to be mutually agreed upon. During 2004, the Company will use Citigroup as a most preferred provider of structured settlement annuities for claims, as long as Citigroup maintains competitive ratings and its products are competitively priced.

Right of First Offer. For a period of two years following the Citigroup Distribution, the Company has the right of first offer to provide Citigroup property and casualty coverage that the Company does not currently provide it and Citigroup has the right of first offer to provide the Company any financial service it did not provide the Company at the time of the Citigroup Distribution, at market rates, terms and conditions at the time of the offer. Neither party is required to purchase the services at rates, terms or conditions less favorable than those offered by any third party at the time of the offer.

Other Provisions. The intercompany agreement also provides for various other matters, including: (i) the provision of insurance and allocation and/or reimbursement of costs and premiums of that insurance; (ii) the provision of data processing services and allocation and/or reimbursement of costs of those services; (iii) cross-licensing of computer software; (iv) volume purchasing arrangements; and (v) provisions governing other relationships among members of Citigroup, on the one hand, and the Company, on the other hand.

Trademark License Agreement

The Company and TIC entered into a Trademark License Agreement dated as of August 19, 2002. Under this agreement, except for marks already in use by TIC, any new corporate or trade name adopted by TIC and its affiliates must contain the term “Travelers Life & Annuity.” In addition, any trademark, service mark, domain name, or other source indicator adopted by TIC and its affiliates must meet the criteria set forth in certain trademark guidelines. TIC must cease use of Travelers marks within 2 years after certain events, including Citigroup ceasing to control TIC.

Transition Services Agreement

The Company and Citigroup entered into a transition services agreement dated August 19, 2002 for the provision of certain systems, corporate, administrative and other shared services and facilities sharing after the Citigroup Distribution. The term for the provision of each service is one year, except for data processing services and related support, which is two years, services related to the accident department of TIC operated for the benefit of the Company, is two years, and payroll and human resources services, which is two years plus the remaining portion of the second calendar year. Except for payroll and human resources services, each service is subject to an extension for another one-year term upon advance notice from the receiving party. The cost for the provision of each transition service reflects payment terms consistent with the cost allocation before the Citigroup Distribution.

Asbestos Indemnification Agreement

The Company entered into an agreement with Citigroup that provided that if in any fiscal year the Company recorded additional asbestos-related income statement charges in excess of $150 million, net of any reinsurance, Citigroup would pay to the Company the amount of any such excess up to a cumulative aggregate of $800 million, reduced by the tax effect of the highest applicable federal income tax rate. As a result of the Company adding to its asbestos reserves through the fourth quarter of 2002, the Company has utilized all of the benefits under the agreement.

Investment Advisory

The Company entered into an Investment Management and Administrative Services Agreement dated as of August 6, 2002 with Citigroup Alternative Investments LLC (“CAI”), a Citigroup affiliate. CAI provides investment advisory services with respect to the Company’s investment portfolio for a period of two years and at fees mutually agreed upon, including a component based on performance. Charges incurred related to this agreement were $59.7 million for 2003. This agreement terminates on March 31, 2004. The Company intends to arrange an orderly transition of the investment management and the associated accounting and administrative services to St. Paul Travelers following the merger with St. Paul.

Tax Allocation Agreement

The Company and Citigroup are parties to a tax allocation agreement, which generally provides for the allocation of income tax liabilities between the Company and Citigroup and certain other matters. The tax allocation agreement governs these tax-related matters for taxable periods before and after the IPO and the Citigroup Distribution. Under the tax allocation agreement, the Company will indemnify Citigroup for tax liabilities that are allocated to the Company.

Brokerage and Investment Banking

In the ordinary course of business, the Company purchases and sells securities through Citigroup’s broker-dealers. These transactions are conducted on an arm’s-length basis. Commissions are not paid for the purchase and sale of debt securities. In addition, Salomon Smith Barney Inc., an affiliate of Citigroup (“SSB”), performs investment banking and advisory services for the Company. In March 2003, SSB was one of the initial purchasers of the Company’s debt offering of senior notes, and SSB received customary fees for the transaction. In addition, in 2003, Citigroup Global Markets, Inc. served as a financial advisor to the Company in connection with the proposed merger with St. Paul and received financial advisory fees of $1.0 million, with an additional $3.0 million due if the merger is consummated. SSB is also providing other investment banking services.

Credit Facilities

Effective April 17, 2003, TPC entered into the following line of credit agreements with Citibank, a subsidiary of Citigroup: (i) a $250.0 million 45-month revolving line of credit (the 45-Month Line of Credit), and (ii) a $250.0 million 364-day revolving line of credit (the 364-Day Line of Credit and, together with the 45-Month Line of Credit, the Lines of Credit). Borrowings under the Lines of Credit may be made, at TPC’s option, at a variable interest rate equal to either the lender’s base rate plus an applicable margin or at LIBOR plus an applicable margin. Each Line of Credit includes a commitment fee and, for any date on which advances exceed 50% of the total commitment, a utilization fee. The applicable margin and the rates on which the commitment fee and the utilization fee are based vary based upon TPC’s long-term senior unsecured non-credit-enhanced debt ratings. There were no amounts outstanding under the Lines of Credit at December 31, 2003.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the Board of Directors selected KPMG LLP as the independent auditors of Travelers for 2003, and shareholders ratified this selection at the 2003 annual meeting of shareholders. KPMG has served as the independent auditors of the Company and its predecessors since December 1993.

Set forth below is certain information regarding fees billed by KPMG LLP for various services rendered to the Company during the years ended December 31, 2003 and 2002.

Audit Fees

The aggregate fees billed by KPMG LLP for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2002 were $2,926,820 and $2,410,360, respectively. Such amounts include fees for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during 2003 and 2002.

Audit–Related Fees

The aggregate fees billed by KPMG LLP for professional services rendered and related to audits of the Company’s annual financial statements for the years ended December 31, 2003 and 2002 were $628,414 and $225,000, respectively. Such amounts are not included in the Audit Fees set forth above. Such services consisted of: audits of employee benefit plans, due diligence services, statutory reserve reporting services and reports on internal control.

Tax Fees

The aggregate fees billed by KPMG LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 were $100,250 and $60,587, respectively. Such amounts are not included in the Audit Fees or Audit-Related Fees set forth above. Such services consisted of tax return preparation and other tax compliance services.

All Other Fees

The aggregate fees billed for all other services provided to the Company by KPMG LLP and not otherwise described above for the years ended December 31, 2003 and 2002 were $0 and $1,295, respectively. These services involved providing certain training services.

Audit Committee Pre-Approval Policies

The Audit Committee of the Board of Directors adopted policies that require its approval for any audit and non-audit services to be provided to the Company. The Audit Committee delegated authority to the Chairman of the Audit Committee to approve certain permissible non-audit services. Pursuant to these procedures and delegation of authority, the Audit Committee approved all of the audit and other services described above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of the report:

(1)	Financial Statements. See Index to Consolidated Financial Statements on page 98 hereof.

(2)	Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 196 hereof.

(3)	Exhibits:

See Exhibit Index on pages 204-207 hereof.

(b)	Reports on Form 8-K:

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

On November 17, 2003, the Company filed a Current Report on Form 8-K, dated November 17, 2003, (a) reporting under Item 5 thereof that the Company has entered into an Agreement and Plan of Merger among The St. Paul Companies, Inc., the Company and Adams Acquisition Corp. dated as of November 16, 2003 (the “Merger Agreement”) and (b) filing under Item 7 thereof the Merger Agreement and a press release.

On November 24, 2003, the Company filed a Current Report on Form 8-K, dated November 24, 2003, (a) reporting under Item 5 thereof that the Company had executed an agreement in principle with asbestos-related class action claimants, and (b) furnishing under Item 7 thereof the related press release.

No other reports on Form 8-K were filed during the 2003 fourth quarter; however;

On January 29, 2004, the Company furnished in a Current Report on Form 8-K, dated January 29, 2004, under Item 12 thereof a press release and financial supplement relating to the results of the Company’s operations for the quarter and full year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2004.

TRAVELERS PROPERTY CASUALTY CORP.
(Registrant)
By: /s/ Robert I. Lipp

Robert I. Lipp, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of March, 2004.

Signature	Title

/s/ Robert I. Lipp Robert I. Lipp	Chief Executive Officer (Principal Executive Officer), and Chairman of the Board

/s/ Jay S. Benet Jay S. Benet	Chief Financial Officer (Principal Financial Officer)

/s/ Douglas K. Russell Douglas K. Russell	Chief Accounting Officer (Principal Accounting Officer)

/s/ Howard P. Berkowitz Howard P. Berkowitz	Director

/s/ Kenneth J. Bialkin Kenneth J. Bialkin	Director

/s/ Charles J. Clarke Charles J. Clarke	President and Director

/s/ Leslie B. Disharoon Leslie B. Disharoon	Director

/s/ Meryl D. Hartzband Meryl D. Hartzband	Director

Signature	Title

/s/ Blythe J. McGarvie. Blythe J. McGarvie	Director

/s/ Clarence Otis, Jr. Clarence Otis, Jr.	Director

/s/ Jeffrey M. Peek Jeffrey M. Peek	Director

/s/ Nancy A. Roseman Nancy A. Roseman	Director

/s/ Charles W. Scharf Charles W. Scharf	Director

/s/ Frank J. Tasco Frank J. Tasco	Director

/s/ Laurie J. Thomsen Laurie J. Thomsen	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Independent Auditors’ Report	*
Consolidated Statement of Income (Loss) for the years ended December 31, 2003, 2002 and 2001	*
Consolidated Balance Sheet at December 31, 2003 and 2002	*
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001	*
Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001	*
Notes to Consolidated Financial Statements	*
Schedules:
Schedule II - Condensed Financial Information of Registrant (Parent Company Only)	198
Schedule III - Supplementary Insurance Information	201
Schedule V – Valuation and Qualifying Accounts	202
Schedule VI - Supplementary Information Concerning Property-Casualty Insurance Operations	203

* See index on page 98.

Independent Auditors’ Report

The Board of Directors and Shareholders
Travelers Property Casualty Corp.:

Under date of January 28, 2004, we reported on the consolidated balance sheet of Travelers Property Casualty Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/ KPMG LLP

Hartford, Connecticut
January 28, 2004

SCHEDULE II

TRAVELERS PROPERTY CASUALTY CORP.
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME (LOSS)

For the year ended December 31,	2003	2002	2001

Revenues
Net investment income	$2.1	$4.8	$2.5
Net realized investment gains (losses)	—	(.3)	19.0
Recoveries from former affiliate	—	520.0	—
Other revenues	8.1	—	—

Total revenues	10.2	524.5	21.5

Expenses
Interest	106.6	36.9	82.7
Other	4.5	81.1	5.9

Total expenses	111.1	118.0	88.6

Income (loss) before federal income tax benefit and equity in net income of subsidiaries	(100.9)	406.5	(67.1)
Federal income tax benefit	35.8	44.8	22.2

Income (loss) before equity in net income of subsidiaries	(65.1)	451.3	(44.9)
Equity in net income (loss) of subsidiaries, net of minority interest	1,761.1	(478.3)	1,110.3

Net income (loss)	$1,696.0	$(27.0)	$1,065.4

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

TRAVELERS PROPERTY CASUALTY CORP.
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions, except shares and per share data)

CONDENSED BALANCE SHEET

At December 31,	2003	2002

Assets
Short-term securities	$188.5	$8.9
Investment in subsidiaries at equity	13,961.8	11,142.1
Receivable from former affiliate	—	360.7
Goodwill	155.0	155.0
Other assets	108.2	133.5

Total assets	$14,413.5	$11,800.2

Liabilities
Long-term debt	$1,382.1	$549.5
Convertible junior subordinated notes payable	868.7	867.8
Other liabilities	176.0	245.6

Total liabilities	2,426.8	1,662.9

Shareholders’ equity
Common stock:
Class A, $.01 par value, 1.5 billion shares authorized, 510.2 million and 504.2 million issued, and 505.7 million and 503.9 million outstanding at December 31, 2003 and 2002, respectively	5.1	5.0
Class B, $.01 par value, 1.5 billion shares authorized, 500.0 million issued, and 499.8 million and 500.0 million outstanding at December 31, 2003 and 2002, respectively	5.0	5.0
Additional paid-in capital	8,705.2	8,618.4
Retained earnings	2,290.2	880.5
Accumulated other changes in equity from nonowner sources	1,085.5	656.6
Treasury stock, at cost (4.7 million and .3 million shares)	(74.4)	(4.9)
Unearned compensation	(29.9)	(23.3)

Total shareholders’ equity	11,986.7	10,137.3

Total liabilities and shareholders’ equity	$14,413.5	$11,800.2

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

TRAVELERS PROPERTY CASUALTY CORP.
(Parent Company Only)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)
CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2003	2002	2001

Cash flows from operating activities
Net income (loss)	$1,696.0	$(27.0)	$1,065.4
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income (loss) of subsidiaries	(1,761.1)	478.3	(1,110.3)
Dividends received from consolidated subsidiaries	761.0	60.0	1,100.0
Capital contributed to subsidiaries	(1,445.0)	—	—
Deferred federal income tax benefit (expense)	66.6	(92.8)	29.0
Federal income taxes receivable (payable)	(35.6)	(5.8)	26.5
Recoveries from former affiliate	360.7	57.7	—
Other	31.6	33.9	87.2

Net cash provided by (used in) operating activities	(325.8)	504.3	1,197.8

Cash flows from investing activities
Short-term securities, (purchases) sales, net	(179.6)	143.5	(114.7)
Other investments, net	—	402.6	—

Net cash provided by (used in) investing activities	(179.6)	546.1	(114.7)

Cash flows from financing activities
Issuance of convertible notes, net	—	867.2	—
Issuance of long-term debt	1,381.9	549.4	—
Payment of long-term debt	(550.0)	—	—
Payment of note payable to former affiliate	—	(6,299.0)	(1,040.0)
Initial public offering	—	4,089.5	—
Treasury stock acquired:
Purchased	(40.0)	—	—
Net employee stock-based compensation	(17.6)	(3.7)	—
Issuance of common stock-employee stock options	40.4	10.1	—
Dividends to shareholders	(281.8)	—	—
Dividends to former affiliate	—	(157.5)	(526.0)
Receipts from former subsidiaries, net	—	157.5	474.9
Payment of dividend on preferred stock of subsidiary	(5.2)	(2.2)	—
Transfer of employee benefit obligations to former affiliates	(22.7)	(172.4)	—
Transfer of lease obligations to former affiliate	—	(87.8)	—
Return of capital from former subsidiaries	—	—	8.0

Net cash provided by (used in) financing activities	505.0	(1,048.9)	(1,083.1)

Net increase in cash	(0.4)	1.5	—
Cash at beginning of period	1.5	—	—

Cash at end of period	$1.1	$1.5	$—

Supplemental disclosure of cash flow information
Cash received during the period for taxes	$85.1	$24.1	$88.4
Cash paid during the period for interest	$82.2	$22.1	$10.5

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE III

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

Supplementary Insurance Information
2001 - 2003
(in millions)

		Claims and
	Deferred	Claim
	Policy	Adjustment			Net
	Acquisition	Expense	Unearned	Premium	Investment
Segment	Costs	Reserves	Premiums	Revenue	Income (a)

2003
Commercial Lines	$588.5	$31,174.3	$4,671.8	$7,722.8	$1,506.9
Personal Lines	376.4	3,299.9	2,439.0	4,822.6	361.1

Total –Reportable Segments	964.9	34,474.2	7,110.8	12,545.4	1,868.0
Other	—	98.4	—	—	.8

Consolidated	$964.9	$34,572.6	$7,110.8	$12,545.4	$1,868.8

2002
Commercial Lines	$540.8	$30,593.8	$4,292.5	$6,801.2	$1,495.3
Personal Lines	332.2	3,034.6	2,167.4	4,354.1	384.7

Total –Reportable Segments	873.0	33,628.4	6,459.9	11,155.3	1,880.0
Other	—	107.6	—	—	.5

Consolidated	$873.0	$33,736.0	$6,459.9	$11,155.3	$1,880.5

2001
Commercial Lines	$466.0	$27,749.4	$3,728.8	$5,447.0	$1,616.3
Personal Lines	302.1	2,867.0	1,938.1	3,963.9	410.2

Total –Reportable Segments	768.1	30,616.4	5,666.9	9,410.9	2,026.5
Other	—	120.2	—	—	7.5

Consolidated	$768.1	$30,736.6	$5,666.9	$9,410.9	$2,034.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Claims and	Amortization
	Claim	of Deferred	Other
	Adjustment	Acquisition	Operating	Premiums
Segment	Expenses	Costs	Expenses (b)	Written

2003
Commercial Lines	$5,784.0	$1,182.9	$1,212.4	$8,119.4
Personal Lines	3,334.4	800.8	420.0	5,081.4

Total –Reportable Segments	9,118.4	1,983.7	1,632.4	13,200.8
Other	—	—	175.3	—

Consolidated	$9,118.4	$1,983.7	$1,807.7	$13,200.8

2002
Commercial Lines	$7,932.1	$1,072.8	$1,034.5	$7,369.5
Personal Lines	3,206.4	737.4	387.5	4,575.0

Total –Reportable Segments	11,138.5	1,810.2	1,422.0	11,944.5
Other	—	—	158.8	—

Consolidated	$11,138.5	$1,810.2	$1,580.8	$11,944.5

2001
Commercial Lines	$4,711.7	$864.9	$932.2	$5,737.6
Personal Lines	3,053.0	673.8	388.0	4,107.9

Total –Reportable Segments	7,764.7	1,538.7	1,320.2	9,845.5
Other	—	—	217.9	—

Consolidated	$7,764.7	$1,538.7	$1,538.1	$9,845.5

(a)	Net investment income for each segment is accounted for separately, except for the portion earned on the investment of shareholders’ equity, which is allocated based on assigned capital.

(b)	Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

		Balance at	Charged to	Charged to		Balance at
		beginning	costs and	other		end of
		of period	expenses	accounts(1)	Deductions (2)	period

Reinsurance Recoverables:	2003	$329.1	$—	$94.0	$36.7	$386.4
	2002	$286.2	$—	$49.8	$6.9	$329.1
	2001	$213.0	$—	$130.5	$57.3	$286.2

(1)	Charged to claims and claim adjustment expenses in the consolidated statement of income (loss).

(2)	Credited to the related asset account.

SCHEDULE VI

TRAVELERS PROPERTY CASUALTY CORP. AND SUBSIDIARIES

Supplementary Information Concerning Property-Casualty Insurance Operations (1)
2001-2003
(in millions)

Reserves for
			unpaid	Discount
		Deferred	claims	from
	Affiliation	policy	and claim	reserves

	with	acquisition	adjustment	for unpaid	Unearned	Earned
	registrant	costs	expenses	claims (2)	premiums	premiums

2003	Consolidated property -
	casualty operations	$964.9	$34,474.2	$754.3	$7,110.8	$12,545.4
2002	Consolidated property -
	casualty operations	$873.0	$33,628.4	$802.9	$6,459.9	$11,155.3
2001	Consolidated property -
	casualty operations	$768.1	$30,616.5	$792.4	$5,666.9	$9,410.9

[Additional columns below]

[Continued from above table, first column(s) repeated]

Claims and
claim adjust-
			ment expenses		Amortization	Paid claims
	Affiliation	Net	incurred related to:		of deferred	and claim

	with	investment	Current	Prior	acquisition	adjustment	Premiums
	registrant	income	year	year	costs	expenses	written

2003	Consolidated property -
	casualty operations	$1,868.0	$8,554.1	$390.0	$1,983.7	$8,157.3	$13,200.8
2002	Consolidated property -
	casualty operations	$1,880.0	$7,872.1	$3,031.0	$1,810.2	$7,832.3	$11,944.5
2001	Consolidated property -
	casualty operations	$2,026.5	$7,600.6	$(41.0)	$1,538.7	$7,418.9	$9,845.5

(1)	Excludes accident and health business.

(2)	See “Discounting” on page 17.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of November 28, 1995, between the Company (then known as The Travelers Insurance Group Inc.) and Aetna Life and Casualty Company, was filed as Exhibit 10.1 of the Form 10-K for the year ended December 31, 1995 of Aetna Life and Casualty Company (File No. 15704), and is incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of November 16, 2003, as amended, among The St. Paul Companies, Inc., Travelers Property Casualty Corp. and Adams Acquisition Corp., along with the related articles of incorporation amendments and bylaws amendment (Included as Appendices A, B, C and D, respectively, to the Joint Proxy Statement/Prospectus forming a part of the registration statement) was filed as Exhibit 2.1 to the Registration Statement on Form S-4, Amendment No. 1, of the St. Paul Companies, Inc. filed on February 13, 2004 (Registration No. 333-111072), and is incorporated herein by reference.

3.1.1	Restated Certificate of Incorporation of the Company, effective July 18, 2003, consolidating all prior amendments, was filed as Exhibit 3.1.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, as amended on January 23, 2003, was filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002 and is incorporated herein by reference.

4.1	Rights Agreement, dated as of March 21, 2002, between the Company and EquiServe Trust Company, N.A., as rights agent, was filed as Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

4.2	First Amendment to Rights Agreement, dated as of November 16, 2003, between the Company and EquiServe Trust Company, N.A., as rights agent, was filed as Exhibit 4.1 to the Company’s registration statement on Form 8-A/A, Amendment No. 1, filed on December 11, 2003, and is incorporated herein by reference.

4.3	Restated Certificate of Incorporation of the Company and Amended and Restated Bylaws of the Company (filed herewith as Exhibits 3.1.1 and 3.2, respectively).

10.1	Intercompany Agreement, dated as of March 26, 2002, by and among the Company, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.2	Amendment No. 1 to Intercompany Agreement, dated as of August 19, 2002, amending that certain Intercompany Agreement dated as of March 26, 2002, by and among the Company, The Travelers Insurance Company and Citigroup Inc., was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.3	Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between the Company and Citigroup Inc., was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.4	Trademark License Agreement dated as of August 19, 2002, by and between the Company and The Travelers Insurance Company, was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.5	Transition Services Agreement dated as of August 19, 2002 by and between the Company and Citigroup Inc., was filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.6	Investment Management and Administrative Services Agreement dated as of August 6, 2002, by and between Travelers Insurance Group Holdings, Inc. (TIGHI) and Citigroup Alternative Investments LLC, was filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.

10.7	Promissory note dated February 7, 2002, between the Company and Citicorp, was filed as Exhibit 10.4.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) dated March 5, 2002 (Registration No. 333-82388), and is incorporated herein by reference.

10.8	Promissory note dated February 7, 2002, between the Company and PFS Services, Inc., was filed as Exhibit 10.4.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) dated March 5, 2002 (Registration No. 333-82388), and is incorporated herein by reference.

10.9	Promissory note dated February 7, 2002, between the Company and PFS Services, Inc., was filed as Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) dated March 5, 2002 (Registration No. 333-82388), and is incorporated herein by reference.

10.10	Indemnification Agreement dated as of March 25, 2002, between the Company and Citigroup Inc., was filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.

10.11	First Supplemental Indenture dated May 10, 2002, by and among the Company, TIGHI and Bank One Trust Company, N.A., as trustee, relating to $200,000,000 aggregate principal amount of TIGHI’s 7¾% Notes due 2026 and $150,000,000 aggregate principal amount of TIGHI’s 6¾% Notes due 2006, was filed as Exhibit 4.1 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

10.12	First Supplemental Indenture dated May 10, 2002, by and among the Company, TIGHI, and JPMorgan Chase Bank, as trustee, relating to TIGHI’s $800,000,000 aggregate principal amount 8.08% Junior Subordinated Deferrable Interest Debentures due 2036, and $100,000,000 aggregate principal amount 8.0% Junior Subordinated Deferrable Interest Debentures due 2036, was filed as Exhibit 4.2 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

10.13	Amended and Restated Preferred Securities Guarantee Agreement dated May 10, 2002, by and among the Company, TIGHI and JPMorgan Chase Bank, as trustee, relating to 32,000,000 preferred securities, designated the 8.08% Trust Preferred Securities, having an aggregate liquidation amount of $800,000,000, issued by Travelers P & C Capital I, was filed as Exhibit 4.3 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

10.14	Amended and Restated Preferred Securities Guarantee Agreement dated May 10, 2002, by and among the Company, TIGHI, and JPMorgan Chase Bank, as trustee, relating to 4,000,000 preferred securities, designated the 8.0% Trust Preferred Securities, having an aggregate liquidation amount of $100,000,000, issued by Travelers P & C Capital II, was filed as Exhibit 4.4 to TIGHI’s current report on Form 8-K dated May 14, 2002, and is incorporated herein by reference.

10.15	Agreement between the Company and HPB Management LLC dated as of January 1, 2002, and Termination Agreement between the parties dated September 24, 2002, were filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and are incorporated herein by reference.

10.16 †*	Travelers Property Casualty Corp. Compensation Plan for Non-Employee Directors as amended on January 22, 2004.

10.17*	Travelers Property Casualty Corp. Executive Performance Compensation Plan was filed as Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.

10.18*	Travelers Property Casualty Corp. 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.19*	Travelers Deferred Compensation Plan, was filed as Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.20*	Travelers Benefit Equalization Plan, was filed as Exhibit 10.24 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.21*	Employment Agreement between the Company and Robert I. Lipp dated March 7, 2002 was filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.

10.22 †*	Amended and Restated Executive Employment Agreement between the Company and Robert I. Lipp, dated as of November 16, 2003.

10.23*	Employment Letter Agreement dated May 22, 2002 between the Company and Maria Olivo, Executive Vice President of the Company, was filed as Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002, and is incorporated herein by reference.

10.24*	Employment Letter Agreement dated October 25, 2002 between the Company and Stewart R. Morrison, Chief Investment Officer of the Company, was filed as Exhibit 10.27 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Exhibit
Number	Description of Exhibit

12.1 †	Statement of Ratio of Earnings to Fixed Charges.

21.1 †	Subsidiaries of the Company.

23.1†	Consent of KPMG LLP, Independent Certified Public Accountants, with respect to the incorporation by reference of KPMG LLP’s audit report into Forms S-8 of the Company, Registration Nos. 333-98365 and 333-84740.

31.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Robert I. Lipp, Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

*Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.